Form 10-Q
period 2004-03-26
FOSTER WHEELER LLC
filed 2004-05-14
CIK 1271957

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 26, 2004

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from _________ to __________


                    Commission File Number : To be assigned


                               FOSTER WHEELER LLC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                               22-3803814
------------------------------------------       ---------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)


c/o Foster Wheeler Inc.
Perryville Corporate Park, Clinton, NJ                    08809-4000
--------------------------------------           --------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:    (908) 730-4000
                                                    ---------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( ) No (X)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Not Applicable

                               FOSTER WHEELER LLC
                                     INDEX


Part I            Financial Information

         Item 1 - Financial Statements (Unaudited):

                  Condensed Consolidated Statement of Financial Position at March 26, 2004 and December 26, 2003

                  Condensed Consolidated Statement of Operations and Comprehensive Loss for the Three Months Ended
                  March 26, 2004 and March 28, 2003

                  Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 26, 2004 and March 28, 2003

                  Notes to Condensed Consolidated Financial Statements

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         Item 4 - Controls and Procedures

Part II            Other Information

         Item 1 - Legal Proceedings

         Item 5 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART I   FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      FOSTER WHEELER LLC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                           (in thousands of dollars)
                                  (Unaudited)

                                                                            March 26,     December 26,
                                                                               2004          2003
                                                                           -----------    -----------
                ASSETS
Current Assets:
  Cash and cash equivalents                                                $   375,614    $   364,095
  Short-term investments                                                         5,128         13,390
  Accounts and notes receivable, net                                           522,937        556,899
  Contracts in process and inventories                                         127,184        173,293
  Prepaid, deferred and refundable income taxes                                 30,663         37,160
  Prepaid expenses                                                              31,965         30,024
                                                                           -----------    -----------
    Total current assets                                                     1,093,491      1,174,861
                                                                           -----------    -----------
Land, buildings and equipment                                                  622,172        622,729
Less accumulated depreciation                                                  318,566        313,114
                                                                           -----------    -----------
    Net book value                                                             303,606        309,615
                                                                           -----------    -----------
Restricted cash                                                                 73,021         52,685
Notes and accounts receivable - long-term                                        6,280          6,776
Investments and advances                                                        88,786         98,651
Goodwill, net                                                                   50,993         51,121
Other intangible assets, net                                                    70,308         71,568
Prepaid pension cost and related benefit assets                                  7,131          7,240
Asbestos-related insurance recovery receivable                                 480,786        495,400
Other assets                                                                   184,536        182,151
Deferred income taxes                                                           60,500         56,947
                                                                           -----------    -----------
         TOTAL ASSETS                                                      $ 2,419,438    $ 2,507,015
                                                                           ===========    ===========

      LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
  Current installments on long-term debt                                   $    20,945    $    20,979
  Bank loans                                                                        --            121
  Accounts payable                                                             207,395        305,286
  Accrued expenses                                                             377,860        381,370
  Estimated costs to complete long-term contracts                              578,049        552,754
  Advance payments by customers                                                 67,865         50,248
  Income taxes                                                                  60,788         63,055
                                                                           -----------    -----------
    Total current liabilities                                                1,312,902      1,373,813
                                                                           -----------    -----------
Corporate and other debt less current installment                              332,348        333,729
Special-purpose project debt less current installments                         115,735        119,281
Capital lease obligations                                                       62,295         62,373
Deferred income taxes                                                           11,164          9,092
Pension, postretirement and other employee benefits                            303,961        295,133
Asbestos-related liability                                                     502,287        526,200
Other long-term liabilities and minority interest                              119,229        124,792
Subordinated Robbins exit funding obligations less current installment         112,003        111,589
Notes payable to affiliate                                                     210,000        210,000
Mandatorily redeemable preferred securities of subsidiary trust holding
  solely junior subordinated deferrable interest debentures                         --        175,000
Deferred accrued mandatorily redeemable preferred security distributions
  of subsidiary trust                                                               --         38,021
Subordinated deferrable interest debentures                                    175,000             --
Deferred accrued interest on subordinated deferrable interest debentures        42,813             --
Commitments and contingencies                                                       --             --
                                                                           -----------    -----------
         TOTAL LIABILITIES                                                   3,299,737      3,379,023
                                                                           -----------    -----------
Member's Deficit:
Membership interest and contributed capital                                    242,613        242,613
Accumulated deficit                                                           (814,909)      (810,622)
Accumulated other comprehensive loss                                          (308,003)      (303,999)
                                                                           -----------    -----------
         TOTAL MEMBER'S DEFICIT                                               (880,299)      (872,008)
                                                                           -----------    -----------
         TOTAL LIABILITIES AND MEMBER'S DEFICIT                            $ 2,419,438    $ 2,507,015
                                                                           ===========    ===========

           See notes to condensed consolidated financial statements.

                      FOSTER WHEELER LLC AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                           (in thousands of dollars)
                                  (Unaudited)

                                                                Three Months Ended
                                                             -------------------------
                                                             March 26,       March 28,
                                                               2004            2003
                                                             ---------       ---------

Revenues and other income:
  Operating revenues                                         $ 666,359       $ 784,092
  Other income                                                  35,949          26,776
                                                             ---------       ---------
     Total revenues and other income                           702,308         810,868
                                                             ---------       ---------
Costs and expenses:
  Cost of operating revenues                                   591,147         727,129
  Selling, general and administrative expenses                  57,184          51,740
  Other deductions                                              18,413          21,234
  Minority interest                                                982           1,323
  Interest expense                                              20,633          17,400
  Mandatorily redeemable preferred security distributions
    of subsidiary trust                                             --           4,372
  Interest expense on subordinated deferrable interest
    debentures                                                   4,792              --
                                                             ---------       ---------
      Total costs and expenses                                 693,151         823,198
                                                             ---------       ---------
Earnings/(loss) before income taxes                              9,157         (12,330)
Provision for income taxes                                      13,444           7,458
                                                             ---------       ---------
Net loss                                                        (4,287)        (19,788)
Other comprehensive loss:
  Foreign currency translation adjustments                      (4,004)           (815)
                                                             ---------       ---------
Net comprehensive loss                                       $  (8,291)      $ (20,603)
                                                             =========       =========


   See notes to condensed consolidated financial statements.

                       FOSTER WHEELER LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (in thousands of dollars)
                                   (Unaudited)

                                                                     Three Months Ended
                                                                   March 26,      March 28,
                                                                    2004            2003
                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided/(used) by operating activities                $  29,568       $ (16,970)
                                                                  ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Change in restricted cash                                         (20,700)         (3,697)
  Capital expenditures                                               (1,759)         (3,613)
  Proceeds from sale of assets                                          127          72,918
  Decrease in investments and advances                                   --           3,718
  Decrease/(increase) in short-term investments                       8,309              (2)
                                                                  ---------       ---------
  Net cash (used)/provided by investing activities                  (14,023)         69,324
                                                                  ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Partnership distributions to minority shareholders                 (2,663)         (2,879)
  Decrease in short-term debt                                          (121)           (503)
  Proceeds from long-term debt                                           --              18
  Repayment of long-term debt                                        (4,826)        (13,603)
                                                                  ---------       ---------
  Net cash used by financing activities                              (7,610)        (16,967)
                                                                  ---------       ---------

Effect of exchange rate changes on cash and cash equivalents          3,584           4,414
                                                                  ---------       ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                11,519          39,801
Cash and cash equivalents at beginning of period                    364,095         344,305
                                                                  ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 375,614       $ 384,106
                                                                  =========       =========


 See notes to condensed consolidated financial statements.

                      FOSTER WHEELER LLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands of dollars, except per share amounts)
                                  (Unaudited)

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

        Foster Wheeler LLC was formed on February 9, 2001 as a Delaware Limited Liability Company. Pursuant to a reorganization, which occurred on May 25, 2001, Foster Wheeler Corporation was merged into Foster Wheeler LLC and the assets (primarily investments in subsidiaries which design, engineer and construct petroleum, chemical, petrochemical and alternative fuel facilities and related infrastructures and design, manufacture and erect steam generating and auxiliary equipment for power stations and industrial markets worldwide) and liabilities of Foster Wheeler Corporation were recorded by Foster Wheeler LLC at historical cost. The Company is a wholly owned subsidiary of Foster Wheeler Holdings Ltd. who, in turn, is a wholly owned subsidiary of Foster Wheeler Ltd. Foster Wheeler LLC is a holding company which owns the stock of substantially all subsidiary companies in the Foster Wheeler group. The terms "Foster Wheeler" or the "Company", as used herein, include Foster Wheeler LLC and its direct and indirect subsidiaries.

        The business of the Company falls within two business groups. The Engineering and Construction Group (the "E&C Group") designs, engineers, and constructs petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical and natural gas liquefaction (LNG) facilities, and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities. The E&C Group provides direct technical and management services, and purchases equipment, materials and services from third party vendors and subcontractors. The group has industry leading technology in delayed coking, solvent de-asphalting and hydrogen production. The E&C Group also provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The Energy Group designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass full plant construction, maintenance engineering, plant upgrading and life extension and plant repowering. The Energy Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Energy Group builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries. The Energy Group generates revenues from construction and operating activities pursuant to long-term sale of project outputs (i.e., electricity contracts), operating and maintenance agreements and from returns on its equity positions.

2. Going Concern

        The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company's ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred losses for the three months ended March 26, 2004 and in each of the years in the three-year period ended December 26, 2003 and has a member's deficit of $880,300 as of March 26, 2004. The Company has substantial debt obligations including its Senior Credit Facility and during 2002, it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, the Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the new Senior Credit Facility was amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization ("EBITDA") and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management's current forecast indicates that the Company will be in compliance with financial covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants.

         The Company's U.S. operations, which include the corporate functions, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including costs related to the Company's indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

         Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs and unused credit line availability. The Company's current cash flow forecasts indicate that sufficient cash will be available to fund the Company's U.S. and foreign working capital needs throughout 2004. However, there can be no assurance that sufficient cash will be available in 2004.

         As of March 26, 2004, the Company had aggregate indebtedness of approximately $1,000,000. The corporate debt must be funded primarily with distributions from the Company's foreign subsidiaries. As of March 26, 2004, the Company had cash and cash equivalents, short-term investments, and restricted cash totaling $453,800 compared to $430,200 as of December 26, 2003. Of the $453,800 total at March 26, 2004, approximately $355,800 was held by foreign subsidiaries. The Company is sometimes required to cash collateralize bonding or certain bank facilities. The amount of restricted cash at March 26, 2004 was $73,000, of which $61,200 related to the non-U.S. operations.

         The Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations' minimum working capital needs. The Company's current 2004 forecast assumes cash repatriation from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, the Company repatriated approximately $100,000 from its non-U.S. subsidiaries.

         There can be no assurance that the forecasted foreign cash repatriation will occur as there are significant legal and contractual restrictions on the Company's ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company's non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit Foster Wheeler Ltd.'s and the Company's ability to continue as a going concern.

         Commercial operations under a domestic contract retained by the Company in the Foster Wheeler Environmental Corporation ("Environmental") asset sale, as described further below under "Sale of Certain Business Assets" in the Notes to Condensed Consolidated Financial Statements, commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy ("DOE"). The Company funded the plant's construction costs and operates the facility. The majority of the Company's invested capital is expected to be recovered during the early stages of processing the waste materials. This project's performance exceeded expectations during the first quarter of 2004 and successfully processed sufficient materials to fully recover the forecasted 2004 capital recovery amount. The original forecast expected to recover the capital over the first three quarters of 2004. At March 26, 2004 the project generated a year to date net cash flow of approximately $32,400. The net cash flow forecast for 2004 from this project remains in excess of $40,000.

         On February 26, 2004, the California Public Utilities Commission approved certain changes to Pacific Gas & Electric's rates. As relevant to the Company's subsidiary's Martinez Project, the E-20T rate has been decreased by approximately 15% retroactive to January 1, 2004, having a negative effect on the subsidiary's 2004 cash flow and earnings. This rate change has been reflected in the Company's liquidity forecast.

         As part of its debt restructuring plan described below, Foster Wheeler Ltd. and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission ("SEC") on April 12, 2004 and on May 4, 2004, relating to an exchange offer for all of the existing $175,000 trust preferred securities, $210,000 Convertible Subordinated Notes ("Convertible Notes"), $113,700 Subordinated Robbins Exit Funding Obligations ("Robbins Bonds"), and $200,000 2005 Senior Notes (the "Senior Notes") due 2005.

         On February 5, 2004, Foster Wheeler Ltd. announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing in a private transaction to the Company to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, the Company has discontinued its previously announced plans to divest one of its European operating units.

         The total amount of debt and preferred trust securities subject to the proposed exchange offer that is part of Foster Wheeler Ltd.'s planned restructuring is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. Foster Wheeler Ltd. expects to offer a mix of equity as well as debt with longer maturities in exchange for these securities. Foster Wheeler Ltd. anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, Foster Wheeler Ltd. may not complete the exchange offer on acceptable terms, or at all.

         Failure by the Company to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on the Company's financial condition. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility, which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the Company's sale of the Environmental net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $1,250 and $11,800 were made on the term loan in the first quarter of 2004 and during the full year of 2003, respectively.

         The financial covenants in the Senior Credit Facility include a senior leverage ratio and a minimum EBITDA defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management's current forecast indicates that the Company will be in compliance with these covenants throughout 2004.

         Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks was favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

         Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

         Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offer described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. The terms of the amendment called for the Company to pay a fee equal to 5% of the lenders' credit exposure since it had not made a required prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company paid the required fee of $13,600 on March 31, 2004. The annual interest rate on borrowings under the Senior Credit Facility has increased and will continue to increase an additional 0.5% each quarter until the Company repays $100,000 of indebtedness under the Senior Credit Facility. The fee was included in Foster Wheeler's liquidity forecast for 2004.

         Holders of the Company's Senior Notes due November 15, 2005 have a security interest in the stock and debt of the Company's subsidiaries and on facilities owned by the Company or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $155,200 as of March 26, 2004) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

         The Company finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to the Company, for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating lease arrangement of $33,000 for a second corporate office building. The long-term capital lease obligation of $44,200 as of March 26, 2004 is included in capital lease obligations in the accompanying condensed consolidated statement of financial position. The Company entered into a binding agreement in the first quarter 2004 to sell a second corporate office building. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% has been repaid to the Senior Credit Facilities' lenders in the second quarter 2004.

         In the third quarter of 2002, the Company entered into a receivables financing facility that matures on August 15, 2005 and is secured by a portion of certain of the Company's domestic trade receivables. The facility operates through the use of a wholly owned, special-purpose subsidiary, Foster Wheeler Funding II LLC ("FW Funding") as described below. FW Funding is included in the condensed consolidated financial statements of the Company.

         FW Funding is a party to a Purchase, Sale and Contribution Agreement ("PSCA") with six of the Company's wholly owned domestic subsidiaries. Pursuant to PSCA, FW Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. FW Funding simultaneously entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC. Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral. FW Funding pays 10% interest on all outstanding borrowings. In addition, FW Funding pays a monthly fee on the unused line equal to 0.5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

         No borrowings were outstanding under this facility as of March 26, 2004 or December 26, 2003. As of March 26, 2004, FW Funding held $63,600 of trade accounts receivable, net of allowances, which are included in the condensed consolidated statement of financial position.

         On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 26, 2004, the facility remained undrawn.

         The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management's forecast indicates that the Company will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement, or receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Notes, the Subordinated Deferrable Interest Debentures, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of the Company debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $915,000 as of March 26, 2004. The Company would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         On November 14, 2003, Foster Wheeler Ltd. was de-listed from the New York Stock Exchange ("NYSE") because it ceased to meet NYSE continued listing criteria. Foster Wheeler Ltd.'s common stock and 9.00% FW Preferred Capital Trust I securities are quoted and traded on the Over-the-Counter Bulletin Board ("OTCBB").

         Under Bermuda law, the consent of the Bermuda Monetary Authority ("BMA") is required prior to the transfer by non-residents of Bermuda of a Bermuda company's shares. Since becoming a Bermuda company, Foster Wheeler Ltd. has relied on an exemption from this rule provided to NYSE-listed companies. Due to Foster Wheeler Ltd. being de-listed, this exemption is no longer available. To address this issue, Foster Wheeler Ltd. obtained the consent of the BMA to transfers between non-residents for so long as its shares continue to be quoted in the Pink Sheets or on the OTCBB. Foster Wheeler Ltd. believes that this consent will continue to be available.

3. Summary of Significant Accounting Policies

         The condensed consolidated statement of financial position as of March 26, 2004 and December 26, 2003 and the related condensed consolidated statements of operations and comprehensive loss and cash flows for the three-month periods ended March 26, 2004 and March 28, 2003, are unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments only consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         Principles of Consolidation -- The condensed consolidated financial statements include the accounts of Foster Wheeler LLC and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

         Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others.

         As of March 26, 2004 and December 27, 2003, the Company had recorded commercial claims of approximately $2,300 and $0, respectively. The increase is due to claims recorded in accordance with AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1"), as discussed under "Revenue Recognition on Long-Term Contracts." The claims were recorded in the Company's European operations.

         Revenue Recognition on Long-term Contracts -- Revenues and profits on long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using physical completion of individual tasks for all contracts with a value of $5,000 or greater. Progress toward completion of fixed-priced contracts with a value under $5,000 is measured using the cost-to-cost method.

         Revenues and profits on cost reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

         Contracts in progress are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as "estimated costs to complete long-term contracts." The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

         Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of SOP 81-1. This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings.

         Certain special-purpose subsidiaries in the Energy Group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts. The Company records revenues relating to debt repayment obligations on these contracts on a straight-line basis over the lives of the service contracts, and records depreciation of the facilities on a straight-line basis over the estimated useful lives of the facilities, after consideration of the estimated residual value.

         Cash and Cash Equivalents -- Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $289,500 are maintained by foreign subsidiaries as of March 26, 2004. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs, as well as required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

         Restricted Cash -- Restricted cash at March 26, 2004 consists of approximately $13,200 held primarily by special purpose entities and restricted for debt service payments, approximately $54,500 that was required to collateralize letters of credit and bank guarantees, and approximately $5,300 of client escrow funds. Domestic restricted cash totals approximately $11,800, which relates to funds held primarily by special purpose entities and restricted for debt service payments and client escrow funds. Foreign restricted cash totals approximately $61,200 is comprised of cash collateralized letters of credit and bank guarantees and client escrow funds.

         Restricted Net Assets -- One of the Company's subsidiaries has entered into a bonding arrangement with a bank, which contains covenants limiting its ability to make distributions to the Company. The covenants include a restriction on the distribution of dividends to 75% of statutory earnings and the requirement to maintain an equity ratio (calculated as equity divided by the sum of the equity and total liabilities) of at least 30%. In addition, the subsidiary is not permitted to make intercompany loans to the Company. As a result, the net assets of the subsidiary can only be distributed annually through dividends after the subsidiary's statutory financial statements have been issued.

         Short-term Investments -- Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Realized gains and losses from sales are based on the specific-identification method.

         Accounts and Notes Receivable, Net -- In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld may not be received within a one-year period. However, in conformity with industry practice, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

         Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client's ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history, trends within the various markets served and general economic trends are also evaluated when considering the necessity of a provision.

         The current portion of the asbestos-related insurance recovery receivables discussed in Note 4 and foreign refundable value-added tax are included within the Accounts and Notes Receivable line item.

         Land, Buildings and Equipment -- Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

         The Company recorded an impairment loss of $15,100 on a corporate office building in the third quarter of 2003 in anticipation of a sale, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The loss was recorded in other deductions on the condensed consolidated statement of operations and comprehensive loss. The carrying value of the building is included in land, buildings, and equipment on the condensed consolidated statement of financial position.

         Investments and Advances -- The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for investments in which ownership is greater than 50% when the Company does not have a controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost. Currently, all of the Company's significant investments in affiliates are recorded using the equity method.

         Income Taxes -- Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company's tax return, deferred tax assets, subject to consideration of the need for a valuation allowance, are recognized for the carryforward amounts.

         Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted.

         Foreign Currency -- Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at month-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

         The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." At March 26, 2004 and March 28, 2003, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded approximately a $40 and $1,200 after tax loss, respectively.

         Contracts in Process and Estimated Costs to Complete Long-term Contracts - In accordance with terms of long-term contracts, amounts recorded in contracts in process and estimated costs to complete long-term contracts may not be realized or paid, respectively, within a one-year period. In conformity with industry practice, however, the full amount of contracts in process and estimated costs to complete long-term contracts have been included in current assets and current liabilities, respectively.

         Inventories -- Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method.

         Intangible Assets -- Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill), trademarks and patents. Patents and trademarks are being amortized on a straight-line basis over periods of 12 to 40 years.

         The Company tests for impairment at the reporting unit level as defined in SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill was allocated to the reporting units based on the original purchase price allocation. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. In the fourth quarter of each year, the Company evaluates goodwill on a separate operating unit basis to assess recoverability, and impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144.

         As of March 26, 2004 and December 26, 2003, the Company had unamortized goodwill of $50,993 and $51,121, respectively. The decrease in goodwill of $128 resulted from foreign currency exchange losses. All of the goodwill at March 26, 2004 related to the Energy Group. In 2003, the fair value of the reporting units exceeded the carrying amounts.

         As of March 26, 2004 and December 26, 2003, the Company had unamortized identifiable intangible assets of $70,308 and $71,568, respectively. The following table details amounts relating to those assets.


                            As of March 26, 2004         As of December 26, 2003
                         -------------------------     ----------------------------
                           Gross                         Gross
                         Carrying      Accumulated      Carrying      Accumulated
                          Amount      Amortization       Amount       Amortization
                         --------     ------------      --------      ------------
Patents                  $ 36,576       $(14,265)       $ 36,703       $(13,802)
Trademarks                 61,744        (13,747)         61,943        (13,276)
                         --------       --------        --------       --------
Total                    $ 98,320       $(28,012)       $ 98,646       $(27,078)
                         ========       ========        ========       ========



         Amortization expense related to patents and trademarks for the three months ending March 26, 2004 and March 28, 2003 was $934 and $911, respectively. Amortization expense is expected to approximate $3,500 each year in the next five years.

         Stock Option Plans -- Foster Wheeler Ltd. has two fixed option plans, which reserve shares of common stock for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure." Foster Wheeler Ltd. and the Company continue to account for stock options granted to employees and directors using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued To Employees."

                                                                   Three Months Ended
                                                           ----------------------------------
                                                           March 26, 2004     March 28, 2003
                                                           ----------------   ---------------
Net loss-- as reported                                        $ (4,287)            $(19,788)
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for awards net of taxes of $0                                     --                   --
                                                              --------             --------
Net loss-- pro forma                                          $ (4,287)            $(19,788)
                                                              ========             ========



         As of March 26, 2004, a total of 8,618,667 shares of common stock were reserved for issuance under the various stock option plans; 622,438 shares were available for grant.

         Recent Accounting Developments -- In January 2003, the FASB issued FASB Interpretation ("FIN") 46, "Consolidation of Variable Interest Entities." This interpretation requires consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

         o The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; and

         o The equity investors lack one or more of the following essential characteristics of a controlling financial interest:
                  a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights;
                  b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; and c) the right to receive expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

         FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 was deferred until the end of the first interim or annual period ending after March 15, 2004.

         The Company adopted the provisions of this interpretation in the first quarter of 2004. The adoption did not result in the consolidation of any previously unconsolidated variable interest entities. However, the adoption did result in the de-consolidation of a subsidiary trust which issued mandatorily redeemable preferred securities. This had no impact on the Company's consolidated debt as the intercompany debt to the subsidiary became third party debt upon de-consolidation.

         In December 2003, the FASB issued SFAS No. 132R "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132R requires the following disclosures: (1) the dates on which plan's assets and obligations are measured, (2) reporting entities must segregate data on the market values of plan assets into broad asset categories, (3) a narrative description of the investment policy of plan assets, (4) a narrative description for the basis for the development of the expected long-term rate of return of plan assets, (5) expected contributions to be made to the plan on a cash basis over the next fiscal year and (6) expected benefit payments for each of the next ten fiscal years. These changes are effective for fiscal years ending after December 15, 2003, with the exception of (1) expected benefit payments and (2) foreign plans which are delayed until fiscal years ending after June 15, 2004. SFAS No. 132R requires disclosure of two items in quarterly interim reports. These requirements are the net benefit cost and contribution made during the fiscal year. The Company adopted the disclosure requirements of this standard, including the foreign plans.

         On January 12, 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003." FSP No. 106-1 permitted employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). Without FSP No. 106-1, plan sponsors would have been required under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date President Bush signed the Act into law. On March 12, 2004, the FASB issued proposed FSP No. 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003." Proposed FSP No. 106-b would supercede FSP No. 106-1. In accordance with proposed FSP No. 106-b, the accumulated postretirement benefit obligation ("APBO") or net periodic postretirement benefit cost in the condensed consolidated financial statements or accompanying notes do not reflect any amounts associated with the subsidy because the Company is unable to conclude whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act. The provisions of proposed FSP No. 106-b would be effective for the Company's first interim period ending September 30, 2004. The Company is currently assessing the impact of the Act and whether its postretirement plan should be amended in consideration of the new legislation.

4. Litigation and Uncertainties


         Some of the Company's U.S. subsidiaries, along with many other companies, are codefendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company's subsidiaries during the 1970's and prior. A summary of claim activity for the three months ended March 26, 2004, December 26, 2003 and March 28, 2003 is as follows:

                                        Number of Claims      Number of Claims       Number of Claims
                                       First Quarter 2004   Fourth Quarter 2003     First Quarter 2003
                                       ------------------   --------------------    -------------------
Balance at beginning of quarter*             170,860              172,700                  139,800
New claims                                     3,900                6,160                   15,600
Claims resolved                               (3,280)              (8,000)                  (4,300)
                                            --------             --------                 --------
Balance at end of quarter*                   171,480              170,860                  151,100
                                            ========             ========                 ========

*Includes approximately 24,500 claims on inactive court dockets.

         The overall average combined indemnity and defense cost per closed claim since 1993 was approximately $1.9. In view of the many uncertainties associated with asbestos bodily injury claims, the Company believes that the average cost may increase in the future.

         The amount spent for the three months ended March 26, 2004 and March 28, 2003 on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $23,900 and $13,800, respectively. The payments in 2004 were funded from settlements with insurance companies, as discussed below.

         The Company has recorded assets of $540,800 relating to probable insurance recoveries of which approximately $60,000 is recorded in accounts and notes receivables, and $480,800 is recorded as long-term. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under settlements with other insurers. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $348,300 and an estimated liability relating to future unasserted claims of approximately $214,000. Of the total, $60,000 is recorded in accrued expenses and $502,300 is recorded in asbestos-related liability on the condensed consolidated statement of financial position. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are expected to be incurred over the next fifteen years during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2018, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs which might be incurred after 2018. Nonetheless, the Company plans to update its forecasts periodically to take into consideration its future experience and other considerations such as legislation to continuously update its estimate of future costs and expected insurance recoveries. Historically, defense costs have represented approximately 23% of total costs. Through March 26, 2004, total indemnity costs paid, prior to insurance recoveries, were approximately $375,100 and total defense costs paid were approximately $112,000.

         As of March 26, 2004, $257,500 was contested by the subsidiaries' insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries' various insurers and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

         In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company ("Liberty Mutual"), one of their insurers, entered into a settlement and release agreement that resolves the coverage litigation between the subsidiaries and Liberty Mutual in both state courts in New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a nineteen-year period, subject to annual caps, which payments decline over time, into a special account, established to pay the subsidiaries' indemnity and defense costs for asbestos claims. These payments, however, would not be available to fund the subsidiaries' required contributions to any national settlement trust that may be established by future federal legislation. In July 2003, the subsidiaries received an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

         In September 2003, the Company's subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and certain London Market and North River Insurers. This agreement provides for a cash payment of $5,900, which has been received by the subsidiaries, and additional amounts which have been deposited in a trust for use by the subsidiaries for defense and indemnity of asbestos claims.

         The Company recorded a charge of $68,100 in the fourth quarter 2003 to increase the valuation allowance for insurance claims receivable. The 2003 non-cash asbestos charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos and because of the insolvency of an insurance carrier in the fourth quarter of 2003.

         In January 2004, the Company's subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and Hartford Accident and Indemnity Company and certain of its affiliates. This agreement provides for a cash payment of $5,000, which has been received by the subsidiaries, an additional amount which has been deposited in a trust for use by the subsidiaries and a further amount to be deposited in that trust in 2005.

         In March 2004, the Company's subsidiaries and two asbestos insurance carriers entered into settlement and release agreements that resolve coverage litigation between the subsidiaries and the insurance carriers. The agreements provide for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and the insurance carriers with respect to asbestos-related claims. The agreements resulted in the insurance carriers making payments into a trust, established to pay the subsidiaries' indemnity and defense costs for asbestos claims. As a result of these settlements, the Company reversed $11,700 of the $68,100 non-cash charge recorded in the fourth quarter of 2003. The Company projects that it will not be required to fund any asbestos liabilities from its cash flow for at least six years.

         The pending litigation and negotiations with other insurers is continuing.

         The Company's management, after consultation with counsel, has considered the ongoing proceedings with insurers and the financial viability and legal obligations of its insurers, and believes that except for those insurers that have become or may become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recovery is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. Increases in the number of claims filed or costs to resolve those claims will cause the Company to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

         A subsidiary of the Company in the U.K. has also received a limited number of claims alleging personal injury arising from exposure to asbestos. None of these claims have resulted in material costs to the Company.

         The Company retained from the Environmental sale a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the close out of this phase resulted in increased costs. An $11,900 charge was recorded in 2003. Approximately $7,900 and $2,000 of this charge was expended in 2003 and the first quarter 2004, respectively, and the remaining $2,000 of the charge will be expended throughout the balance of 2004. The Company is in the process of submitting requests for equitable adjustment related to this contract and, at March 26, 2004 and December 26, 2003, the Company's financial statements reflect anticipated collection of $0 from these requests for equitable adjustment.

         The second phase of the contract is billed on a cost plus fee basis and is expected to conclude in 2004. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed price of $114,000, subject to escalation, is scheduled to commence in late 2004. This phase will begin with the purchase of long lead items followed in 2005 by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Environmental, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency have commenced discussions about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, the Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, the Company's participation would be uncertain. This could have a material adverse effect on the Company's financial condition, results of operations, and cash flow. No claims have been raised by the government agency against the Company. The ultimate potential liability to the Company would arise in the event that the government agency terminates the contract (for example, due to the Company's inability to continue with the contract) and re-bids the contract under its exact terms and the resulting cost to the government agency is greater than it would have been under the existing terms with the Company. The Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claims. Additionally, the Company believes that it has good legal defenses should the government agency decide to pursue an action.

         In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the Project. Those market-based revenues have not been, and are not expected to be, sufficient to service the debt on outstanding bonds which were issued to construct the Project and to acquire a landfill for Camden County's use.

         The Company's project subsidiary, Camden County Energy Recovery Associates, LP ("CCERA"), has filed suit against the involved parties, including the State of New Jersey, seeking among other things to void the applicable contracts and agreements governing the Project. (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the Project's debt service payments as it became due. In January 2002, the State of New Jersey enacted legislation providing a mechanism for state-supported refinancing of bond debt on solid waste facilities located within the state. The legislation expired on December 31, 2002, without any refinancing having been accomplished. Press reports indicated that it is unlikely that any state-supported refinancing will occur in the near future, but those same reports included statements by state officials that the State will continue to ensure that debt service payments are made when due.

         The bonds outstanding on the Camden Project are public debt, not debt of either the Company or CCERA, and the bonds are not guaranteed by the Company. If the State were to fail to subsidize the debt service, and there were to be a default on a debt service payment, the bondholders might proceed to attempt to exercise their remedies.

         At this time, management cannot determine the ultimate outcome of the foregoing and the potential effects on CCERA and the Project. However, management believes that pending the conclusion of the foregoing litigation, the Project will continue to operate at full capacity receiving market rates for waste disposal and generating sufficient revenues to pay CCERA its service fee. Because the debt outstanding on the Camden Project is not CCERA's, and is not secured by CCERA's plant, the Company's management does not believe that an attempt by the bondholders to exercise their remedies would have a material adverse effect on CCERA or the Company.

         Under U.S. Federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act, and similar state and local laws, the current owner or operator of real property and the past owners or operators of real property (if disposal or release took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances, and are subject to additional liabilities if they do not comply with applicable laws regulating such hazardous substances. In either case, such liabilities can be substantial. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or remediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person ("off-site facility"). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

         The Company currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company is not aware of any conditions at its currently owned facilities in the United States that it expects will cause the Company to incur material costs which have not been accrued.

         The Company also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities that may require the Company to incur costs for investigation and/or remediation. Based on the available information, the Company does not believe that such costs will be material. No assurance can be provided that the Company will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Company to incur material expenditures to investigate and/or remediate such conditions.

         The Company had been notified that it was a potentially responsible party ("PRP") under CERCLA or similar state laws at three off-site facilities, excluding sites as to which the Company has resolved its liability. At each of these sites, the Company's liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Company compared to that attributable to all other PRP's is low. The Company does not believe that its share of cleanup obligations at any of the off-site facilities as to which it has received a notice of potential liability will exceed $500 in the aggregate.

         The Company's project claims have increased as a result of the increase in lump-sum contracts between the years 1992 and 2000. Project claims are claims brought by the Company against project owners for costs exceeding the contract price or amounts not included in the original contract price. These claims typically arise from changes in the initial scope of work or from owner-caused delays. These claims are often subject to lengthy arbitration or litigation proceedings. The costs associated with these changes or owner-caused delays include additional direct costs, such as labor and material costs associated with the performance of the additional work, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets. The Company has used significant additional working capital in projects with cost overruns pending the resolution of the relevant project claims. The Company cannot assure that project claims will not continue in the future.

         As of March 26, 2004 and December 27, 2003, the Company had recorded commercial claims of approximately $2,300 and $0. The increase is due to claims recorded in accordance with SOP 81-1, as discussed under "Revenue Recognition on Long-Term Contracts." The claims were recorded in the Company's European operations. The Company established a provision for the balance of outstanding commercial claims as of December 27, 2002 to bring the net book value of such claims to $0. At that time, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management's desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. The Company continues to pursue these claims, but there can be no assurance that it will recover the full amount of the claims, or anything at all.

         The Company also faces a number of counterclaims brought against it by certain project owners in connection with several of the project claims described above. If the Company were found liable for any of these counterclaims, it would have to incur write-downs and charges against earnings to the extent a reserve is not established. Failure to recover amounts under these claims and charges related to counterclaims could have a material adverse impact on the Company's liquidity and financial condition.

         The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters as these are subject to change as events evolve and as additional information becomes available during the administration and litigation process. Increases in the number of claims filed or costs to resolve those claims will cause the Company to increase further the estimates of the costs associated with such claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

         In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction and seeking resulting alleged damages. Based on its knowledge of the facts and circumstances relating to the Company's liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in material charges against the financial position, results of operations or cash flows in excess of amounts previously provided in the accounts.

5.       Changes in Member's Deficit

         Changes in Member's Deficit for the three months ended March 26, 2004 were as follows:

                                             Membership                      Accumulated
                                             Interest and                       Other           Total
                                             Contributed     Accumulated    Comprehensive      Member's
                                               Capital         Deficit          Loss           Deficit
                                              ---------       ---------       ---------       ---------
Balance, December 26, 2003                    $ 242,613       $(810,622)      $(303,999)      $(872,008)
Net loss                                             --          (4,287)             --          (4,287)
Foreign currency translation adjustment              --              --          (4,004)         (4,004)
                                              ---------       ---------       ---------       ---------
Balance, March 26, 2004                       $ 242,613       $(814,909)      $(308,003)      $(880,299)
                                              =========       =========       =========       =========


6. Major Business Groups

         Management uses several financial metrics to measure the performance of the Company's business segments. EBITDA, as discussed and defined below, is the primary earnings measure used by the Company's chief decision makers.

         EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings/(loss) before taxes (before goodwill charge), interest expense, depreciation and amortization. The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance. EBITDA, adjusted for certain unusual and infrequent items specifically excluded in the terms of the Senior Credit Facility, is also used as a measure for certain covenants under the Senior Credit Facility. The Company believes that the line item on its condensed consolidated statement of operations and comprehensive loss entitled "net loss" is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net loss as an indicator of operating performance. EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company's ability to fund its cash needs. As EBITDA excludes certain financial information compared with net earnings/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. The Company's non-GAAP performance measure, EBITDA, has certain material limitations as follows:

         o It does not include interest expense. Because the Company has borrowed substantial amounts of money to finance some of its operations, interest is a necessary and ongoing part of the Company's costs and has assisted the Company in generating revenue. Therefore, any measure that excludes interest has material limitations;

         o It does not include taxes. Because the payment of taxes is a necessary and ongoing part of the Company's operations, any measure that excludes taxes has material limitations;

         o It does not include depreciation. Because the Company must utilize substantial property, plants and equipment in order to generate revenues in its operations, depreciation is a necessary and ongoing part of the Company's costs. Therefore, any measure that excludes depreciation has material limitations.

         A reconciliation of EBITDA, a non-GAAP financial measure, to net
(loss)/earnings, a GAAP measure, is shown below.

                                                              Engineering                    Corporate and
                                                                 and            Energy         Financial
                                                  Total      Construction        Group        Services (1)
                                               ---------       ---------       ---------       ---------

For the three months ended March 26, 2004
Third party revenue                            $ 702,308       $ 417,189       $ 266,568       $  18,551
Intercompany revenue                                  --           3,167           3,237          (6,404)
                                               ---------       ---------       ---------       ---------
Total revenue                                  $ 702,308       $ 420,356       $ 269,805       $  12,147
                                               =========       =========       =========       =========
EBITDA                                         $  42,631       $  33,084       $  17,013       $  (7,466)
Less: Interest expense (2)(3)                     25,425             268           4,762          20,395
Less: Depreciation and amortization                8,049           2,254           5,150             645
                                               ---------       ---------       ---------       ---------
Earnings/(loss) before income taxes                9,157          30,562           7,101         (28,506)
Income tax provision/(benefits)                   13,444          10,125           8,000          (4,681)
                                               ---------       ---------       ---------       ---------
Net (loss)/earnings                            $  (4,287)      $  20,437       $    (899)      $ (23,825)
                                               =========       =========       =========       =========

For the three months ended March 28, 2003
Third party revenue                            $ 810,868       $ 479,739       $ 327,518       $   3,611
Intercompany revenue                                  --           3,066          (1,091)         (1,975)
                                               ---------       ---------       ---------       ---------
Total revenue                                  $ 810,868       $ 482,805       $ 326,427       $   1,636
                                               =========       =========       =========       =========
EBITDA                                         $  19,252       $  12,148       $  30,486       $ (23,382)
Less: Interest expense (2)(4)                     21,772            (630)          4,868          17,534
Less: Depreciation and amortization                9,810           2,973           5,824           1,013
                                               ---------       ---------       ---------       ---------
(Loss)/earnings before income taxes              (12,330)          9,805          19,794         (41,929)
Income tax provision/(benefits)                    7,458           2,967           6,497          (2,006)
                                               ---------       ---------       ---------       ---------
Net (loss)/earnings                            $ (19,788)      $   6,838       $  13,297       $ (39,923)
                                               =========       =========       =========       =========



(1) Includes general corporate income and expense, the Company's captive insurance operation and eliminations.

(2) Includes intercompany interest charged by Corporate and Financial Services to the business groups on outstanding borrowings.
(3) Includes interest expense on subordinated deferrable interest debentures of $4,792 for the three months ended March 26, 2004.
(4) Includes mandatorily redeemable preferred security distributions of subsidiary trust of $4,372 for the three months ended March 28, 2003.

         Operating revenues by industry segment for the three-month periods ending March 26, 2004 and March 28, 2003 were as follows:


                                    Three Months Ended
                                -------------------------
                                March 26,        March 28,
                                  2004            2003
                                ---------       ---------

Power                           $ 321,535       $ 371,680
Oil and gas/refinery              232,324         203,234
Pharmaceutical                     71,516          60,064
Chemical                           22,068          56,154
Environmental*                      7,856          77,881
Power production                   25,623          28,314
Eliminations and other            (14,563)        (13,235)
                                ---------       ---------
  Total operating revenues      $ 666,359       $ 784,092
                                =========       =========

         *The decline in operating revenues in the environmental industry segment resulted from the sale of certain assets of Environmental on March 7, 2003. The first quarter of 2003 operating revenues in this segment included $62,900 from Environmental.

7.       Equity Interests

        The Company owns a non-controlling equity interest in three cogeneration projects and one waste-to-energy project; three of which are located in Italy and one in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. The project in Chile is 85% owned by the Company. The Company does not have a controlling financial interest in the Chilean project. Following is summarized financial information for the Company's equity affiliates combined, as well as the Company's interest in the affiliates.


                                                          March 26, 2004            December 26, 2003
                                                      ----------------------     ---------------------
                                                      Italian       Chilean       Italian      Chilean
                                                      Projects      Project      Projects     Project
                                                      --------      --------     --------     --------
Balance Sheet Data :
Current assets                                        $103,228      $  9,920      $ 95,977      $ 23,891R
Other assets (primarily buildings and equipment)       383,519       182,675       409,267       185,315
Current liabilities                                     40,305        14,086        32,735        17,188
Other liabilities (primarily long-term debt)           361,849       116,874       385,047       121,362
                                                      --------      --------      --------      --------
Net assets                                            $ 84,593      $ 61,635      $ 87,462      $ 70,656

                                               March 26, 2004            March 28, 2003
                                             --------------------     ---------------------
                                             Italian     Chilean      Italian        Chilean
                                             Projects     Project     Projects       Project
                                             --------    --------     --------      ---------
Income Statement Data for three months:
Total revenues                               $63,050      $ 9,923      $48,688      $ 9,560
Gross earnings                                15,688        5,198       13,792        5,257
Income before income taxes                    11,162        2,617        7,492        2,579
                                             -------      -------      -------      -------
Net earnings                                 $ 6,754      $ 2,059      $ 4,215      $ 2,141

         As of March 26, 2004, the Company's share of the net earnings and investment in the equity affiliates totaled $4,653 and $88,786 respectively. Dividends of $9,090 and $43 were received during the first three months of 2004 and 2003, respectively. The Company has guaranteed certain performance obligations of these projects. The Company's average contingent obligations under these guarantees are approximately $2,700 per year for the four projects in total. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean Project be insufficient to cover the debt service payments. No amount has been drawn under the letter of credit.

8. Guarantees and Warranties

         The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to the sale.


                                         Maximum       Carrying Amount of       Carrying Amount of
                                        Potential       Liability as of          Liability as of
                                         Payment         March 26, 2004            March 28, 2003
                                        ---------      -----------------         -----------------
Environmental indemnifications          No limit           $    5,500                 $   6,400
Tax indemnifications                    No limit           $        0                 $       0


         The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures throughout the warranty period.

                                                First Quarter   First Quarter
                                                    2004            2003
                                                -------------   -------------
Balance beginning of quarter                       $ 131,600        $ 81,900
Accruals                                               5,500          11,000
Settlements                                           (3,200)         (2,600)
Adjustments to provisions                             (1,300)         (6,100)
                                                -------------   -------------
Balance end of quarter                             $ 132,600        $ 84,200
                                                =============   =============

9.       Income Taxes

         The difference between the statutory and effective tax rates for the first three months of 2004 and 2003 results predominately from taxable income in certain jurisdictions (primarily non-U.S.) combined with a valuation allowance offsetting other loss benefits in other jurisdictions (primarily non-U.S.).

         If the Company completes the proposed exchange offer as discussed in
Note 2, it will be subject to substantial limitations on the use of pre-change losses and credits to offset U.S. federal taxable income in any post-change year. Since a valuation allowance has already been reflected to offset these losses and credits, this limitation will not result in a significant write-off by the Company.

10.       Sale of Certain Business Assets

         On March 7, 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, for sales proceeds then approximating $72,000. The Company recognized a gain of $15,300 on the sale, which was recorded in other income in the first quarter of 2003. The Company also retained approximately $8,000 of cash on hand at the time of the asset sale. The sales proceeds were subject to adjustment based on a net worth calculation to be finalized subsequent to the sale. During the third quarter 2003, the Company and the buyer agreed on a final net worth calculation that resulted in the Company returning $4,500 of the sales proceeds to the buyer over a six month time period. A total of $3,000 was returned by year-end 2003 and $1,500 was paid in February 2004. The net worth agreement had no impact on the pretax gain previously disclosed.

         On March 31, 2003, the Company sold its interest in a corporate office building for net proceeds of approximately $7,900, which approximated the value of the Company's investment. With the completion of this transaction, $1,445 of the net proceeds were used to prepay principal outstanding under the Senior Credit Facility in accordance with the terms of the facility as described in
Note 1.

         The Company entered into an agreement in the first quarter of 2004 to sell a domestic corporate office building for estimated net cash proceeds of $17,000, which approximates carrying value. The Company recorded an impairment loss of $15,100 on this building in the third quarter of 2003 in anticipation of a sale. The carrying value of the building, which is held for sale, is included in land, buildings, and equipment on the condensed consolidated statement of financial position. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% has been repaid to the Senior Credit Facilities' lenders in the second quarter 2004.

         In the first quarter of 2004, the Company, through a joint venture company, sold the development rights to a power project in Europe. The Company recorded a gain on the sale of $10,500, which was recorded in other income on the condensed consolidated statement of operations and comprehensive loss.

11. Pension and Other Postretirement Benefits

     Components of Net Periodic Benefit cost for the three months ended March 26, 2004 and March 28, 2003 are as follows:

                                                Pension Benefits          Other Benefits
                                             -----------------------       ----------------------
                                               2004           2003           2004          2003
                                             --------       --------       --------       --------
Service Cost                                 $  9,553       $  4,979       $    106       $    185
Interest Cost                                   9,094         11,480          1,379          2,301
Expected return on plan assets                (11,714)        (9,472)            --             --
Amortization of transition assets                  19             17             (3)            --
Amortization of prior service cost                427            418         (1,186)          (371)
Other                                           5,273          7,919            658           (835)
                                             --------       --------       --------       --------
SFAS No. 87 - Net periodic pension cost      $ 12,652       $ 15,341       $    954       $  1,280
SFAS No. 88 - Cost                                 --            277             --             --
                                             --------       --------       --------       --------
Total net periodic pension cost              $ 12,652       $ 15,618       $    954       $  1,280
                                             ========       ========       ========       ========


         The Company disclosed in its financial statements for the year ended December 26, 2003, that it expected to contribute $64,700 to its foreign and domestic pension plans in the year 2004. The Company currently projects that the expected pension contribution for 2004 for its domestic pension plans now approximates $29,200 as compared to $37,000 included in the estimate at December 26, 2003. The reduction is primarily the result of new pension funding legislation enacted in the United States. As of March 26, 2004, $7,500 of that contribution has been made.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(in thousands of dollars)

         The following is Management's Discussion and Analysis of certain significant factors that have affected the financial condition and results of operations of the Company for the periods indicated below. This Management's Discussion and Analysis and other sections of this Report on Form 10-Q contain forward-looking statements that are based on management's assumptions, expectations and projections about the various industries within which the Company operates. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of factors, including but not limited to the following, could cause business conditions and results to differ materially from what is contained in forward-looking statements such as: changes in the rate of worldwide economic growth in the major international economies; changes in investment by the power, oil and gas, pharmaceutical, chemical/petrochemical and environmental industries; changes in financial condition of customers; changes in regulatory environment; changes in project design or schedules; contract cancellations; changes in trade, monetary and fiscal policies worldwide; currency fluctuations; war or terrorist attacks on facilities either owned or where equipment or services are or may be provided; outcomes of pending and future litigation including litigation regarding the Company's liability for damages and insurance coverage for asbestos exposure; protection and validity of patents and other intellectual property rights and increasing competition by foreign and domestic companies; monetization of certain facilities; and recoverability of claims against customers.

         This discussion and analysis should be read in conjunction with the financial statements included on this Quarterly Report on Form 10-Q.

Overview

         The accompanying condensed consolidated financial statements and management's discussion and analysis herein are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern (see "Liquidity and Capital Resources" and Note 2 to the condensed consolidated financial statements for additional going concern information).

         The Company operates through two main business groups - the Engineering & Construction Group ("E & C"), and the Energy Group ("Energy"). The corporate center and certain legacy liabilities (e.g. corporate debt) are included in the Corporate and Finance Group ("C & F").

         The global markets in which the Company operates are largely dependent on overall economic growth and continue to be highly competitive. Consolidated new orders and backlog have declined from recent years, but performance on existing contracts is profitable (see the Energy Group and Engineering & Construction Group discussions for additional details).

         Many of the Company's contracts contain lump-sum prices and management expects that the number of lump-sum contracts and the number of countries where these projects will be executed will increase in the future. Lump-sum contracts are inherently risky because the Company agrees to the selling price at the time it enters into the contracts. Costs and execution schedules are based on estimates, and management assumes substantially all of the risks associated with completing the project as well as the post-completion warranty obligations. For the quarter ended March 26, 2004, a charge of approximately $24,600 was recorded on a lump-sum contract. For the quarter ended March 28, 2003, charges of approximately $16,100 primarily on lump-sum contracts were recorded. The Company established a Project Risk Management Group ("PRMG") in the second quarter of 2002 to be responsible for reviewing proposals and work that has been contracted to evaluate the levels of risk acceptable to the Company.

         During the first quarter of 2004, the Company continued its restructuring activities. On May 4, 2004, Foster Wheeler Ltd. filed an amended registration statement for the proposed equity for debt exchange offer. Foster Wheeler Ltd.'s goal is to complete the exchange offer by mid-June 2004.

         The Company reported a net loss for the first quarter 2004 of $4,300. The E & C companies and the North American Power business were profitable during the quarter despite the fact that the domestic U.S. power business continues to operate in a depressed power market. Management believes the turnaround of its domestic power business resulted, in part, from changes in the unit's management team, as well as from the benefits obtained from the 2002 initiatives that focused on cost reductions and the way the Company plans and executes projects in the field. However, the European power business reported a loss largely because of a $24,600 loss on a lump-sum project in Europe.

         New orders booked for the quarter increased 32% compared to the first quarter of 2003. Unfilled orders declined as revenues exceeded the new orders booked during the quarter. Increasing the level of new bookings remains one of management's top priorities for 2004.

         The number of new asbestos claims received during the quarter declined from the number received in the fourth quarter 2003 and the Company continued its strategy of settling with asbestos insurance carriers by monetizing policies or arranging coverage in place agreements. Two such settlements occurred in the first quarter of 2004.

         The net loss for the quarter included an $11,700 pretax (and after-tax) gain on settlements with asbestos insurance carriers, and a $10,500 pretax gain ($6,600 after-tax) on the sale of development rights for a power project in Italy. While the sale of the power project development rights is recorded as a one-time gain, the business in Italy has historically developed and sold such project rights, and is continuing to actively develop other project rights that are expected to be offered for sale in the future.

         Expenses primarily from professional advisors working on the Company's restructuring continued to be significant during the quarter and are expected to continue until the restructuring is completed. Management expects the level of costs to decline in the second half of the year, but anticipates the need to continue certain advisory services in the third and fourth quarters.

         Cash and cash equivalents, short-term investments, and restricted cash totaled $453,800 at March 26, 2004. This reflects an increase of $23,600 for the first quarter 2004.

         The Company continues to carry high levels of debt in the United States, and the total U.S. operations, which include the corporate center, are cash flow negative and are expected to continue to be cash flow negative. The Company's foreign operations generate positive cash flow and are expected to continue to generate positive cash flow. The Company normally repatriates cash from its foreign operations and expects to continue to need to repatriate cash from its foreign operations in the future. Maintaining adequate domestic liquidity remains one of management's priorities and its U.S. liquidity forecasts are updated on a weekly basis. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand; cash flows from operations; cash repatriated from non-U.S. subsidiaries; asset sales; collections of receivables and claims recoveries; and working capital needs.

         Commercial operations under a retained Environmental contract commenced in January 2004. The Company funded the construction of this project which processes spent nuclear waste for the U.S. Department of Energy. Capital recovery and operating revenues are generated as the plant processes the waste materials. This project successfully processed sufficient quantities of material during the first quarter to recover all the capital recovery originally forecast to be received during the first nine months of 2004.

         Management continues to forecast that sufficient cash will be available to fund the Company's U.S. and foreign working capital needs throughout 2004. As with any forecast, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company's forecast. See "Liquidity and Capital Resources" for additional details.

         As part of its debt restructuring plan, Foster Wheeler Ltd. and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission ("SEC") on April 12, 2004 and on May 4, 2004, relating to an exchange offer for all of the existing $175,000 trust preferred securities, $210,000 Convertible Subordinated Notes ("Convertible Notes"), $113,700 Subordinated Robbins Exit Funding Obligations ("Robbins Bonds"), and $200,000 2005 Senior Notes (the "Senior Notes") due 2005.

         On February 5, 2004, Foster Wheeler Ltd. announced, in support of its restructuring activities, that a number of institutional investors committed to provide $120,000 of new financing in a private transaction to Foster Wheeler Ltd. to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, Foster Wheeler Ltd. has discontinued its previously announced plans to divest one of its European operating units.

         The total amount of debt and preferred trust securities subject to the proposed exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. Foster Wheeler Ltd. expects to offer a mix of equity as well as debt with longer maturities in exchange for these securities. Foster Wheeler Ltd. anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, Foster Wheeler Ltd. may not complete the exchange offer on acceptable terms, or at all, which could have a material adverse impact on Foster Wheeler Ltd.'s and the Company's operations.

         The Company may not be able to complete the restructuring plan on acceptable terms, or at all, which could have a material adverse impact on the Company's operations.

Results of Operations

         Three months ended March 26, 2004 compared to the three months ended March 28, 2003

                                                    Three Months Ended
                                               -----------------------------
                                               March 26,           March 28,
                                                  2004              2003
                                               ---------           ---------

Revenues                                       $ 702,300           $ 810,900
                                               =========           =========
Earnings/(loss) before tax                     $   9,200           $ (12,300)
                                               =========           =========
Net loss                                       $  (4,300)          $ (19,800)
                                               =========           =========


            In the three months ended March 26, 2004 and March 28, 2003, the Company recorded net pretax charges of $12,100 and $19,200, respectively. These charges and (gains) are separately identified below to provide for a better comparison of results.

                                               Three months ended March 26, 2004     Three months ended March 28, 2003
                                            --------------------------------------  -------------------------------------
                                               E & C   Energy     C&F      Total     E & C    Energy     C&F      Total
                                             --------  -------- --------  --------  --------  --------  -------- --------
1.  (Gains) on asbestos settlements          $     --  $     -- $(11,700) $(11,700) $     --  $     --  $     -- $     --
2.  (Gains) on sale of assets                 (10,500)       --       --   (10,500)  (15,300)       --        --  (15,300)
3.  Re-evaluation of contract cost estimates       --    24,600       --    24,600    21,100    (5,000)       --   16,100
4.  Restructuring and credit agreement costs       --        --    9,300     9,300        --        --    10,400   10,400
5.  Severance cost                                400        --       --       400     2,800     3,300       100    6,200
6.  Legal settlements and other provisions         --        --       --        --        --        --     1,800    1,800
                                             --------  -------- --------  --------  --------  --------  -------- --------
     Total                                   $(10,100) $ 24,600 $ (2,400) $ 12,100  $  8,600  $ (1,700) $ 12,300 $ 19,200
                                             ========  ======== ========  ========  ========  ========  ======== ========


1. In March 2004, the Company entered into a settlement and release agreement that resolves asbestos coverage litigation with two asbestos insurance carriers. The Company recorded a gain on settlement of $11,700, which was recorded in other income.

2. In the first quarter of 2004, the Company, through a joint venture company, sold the development rights to a power project in Europe. The Company recorded a gain on the sale of $10,500, which was recorded in other income. In the first quarter of 2003, the Company sold certain assets of its wholly owned subsidiary, Foster Wheeler Environmental Corporation, resulting in a net gain of $15,300, which was recorded in other income.

3. The charge in 2004 relates to reserves recorded on a lump-sum project in Europe. The net charge in 2003 relates to reserves recorded on two government contracts retained by Environmental totaling $21,100, partially offset by the reduction of a project reserve of $5,000, which was no longer required in the Energy Group.

4. Costs of $9,300 and $10,400 for the first quarters of 2004 and 2003, respectively, were recorded in other deductions for restructuring activities and credit agreement costs.

5. Severance costs were recorded in cost of operating revenues for the E&C and Energy Groups and in selling, general and administrative expenses for the C&F Group.

6. The charges represent accruals for legal costs and were recorded in other deductions.

Consolidated Operating Revenues

   March 26, 2004        March 28, 2003         $ Change         % Change
--------------------   -----------------    ---------------   -------------
   $ 666,400               $ 784,100          $ (117,700)         -15.0%

      The decline in consolidated operating revenues is primarily due to the Energy Group's North American operating unit where a major project completed in 2003 has not been replaced in 2004. See the individual group discussions for additional details.

Consolidated Gross Earnings from Operations

  March 26, 2004        March 28, 2003         $ Change         % Change
--------------------   -----------------    ---------------   -------------
    $ 75,200               $ 57,000            $ 18,200           31.9%

      Gross earnings are equal to operating revenues minus the cost of operating revenues. The increase in consolidated gross earnings from operations resulted primarily from improved profitability on current projects.

Consolidated Selling, General and Administrative Expenses


  March 26, 2004        March 28, 2003         $ Change         % Change
--------------------   -----------------    ---------------   -------------
    $ 57,200               $ 51,700            $ 5,500           10.6%

      The increase in consolidated selling, general and administrative expenses is primarily due to increased sales and lump-sum proposal activity in the E&C Group's U.K. operations and the Energy Group's Finnish operations.

Consolidated Other Income

  March 26, 2004        March 28, 2003         $ Change         % Change
--------------------   -----------------    ---------------   -------------
    $ 35,900               $ 26,800            $ 9,100           34.0%

      The increase in consolidated other income is primarily due to the sale of development rights to a power project by the E&C Group's European operations, and an asbestos settlement in 2004, offset by a $15,300 gain on the sale of certain assets of Environmental in March 2003.

Consolidated Other Deductions

  March 26, 2004        March 28, 2003         $ Change         % Change
--------------------   -----------------    ---------------   -------------
    $ 18,400              $ 21,200             $ (2,800)         -13.2%

      The decrease in consolidated other deductions is primarily due to the changes in certain of the charges detailed at the beginning of this Item 2.

      Consolidated other deductions for the three-month period ending March 26, 2004, include charges for restructuring of $9,300, compared to restructuring and other charges of $10,400 and $1,800, respectively, for the same period ending March 28, 2003.

      Management expects restructuring costs to continue until the restructuring activities are completed, but anticipates the level of costs to decline in the third and fourth quarters 2004.


Consolidated Tax Provision

  March 26, 2004        March 28, 2003         $ Change         % Change
--------------------   -----------------    ---------------   -------------
    $ 13,400                $ 7,500            $ 5,900           78.7%

      The provisions of SFAS No. 109 prohibit the Company from recording domestic and certain foreign tax benefits due to the cumulative losses incurred domestically and in certain international tax jurisdictions in the three years ending December 26, 2003. The increase in consolidated tax provision is primarily due to a gain on the sale of development rights to a power project by the E&C Group's European operations in 2004.

Engineering and Construction Group


                                         Three Months Ended
                          -----------------------------------------------
                          March 26,   March 28,
                             2004       2003         $ Change    % Change
                          --------     --------      --------    --------

Operating revenue         $401,900     $459,800      $(57,900)    -12.6%
                          ========     ========      ========     =====
EBITDA                    $ 33,100     $ 12,100      $ 21,000     173.6%
                          ========     ========      ========     =====

         Management uses several financial metrics to measure the performance of the Company's business segments. EBITDA, as discussed and defined below, is the primary earnings measure used by the Company's chief decision makers.

         EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings/(loss) before taxes (before goodwill charge), interest expense, depreciation and amortization. The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance. EBITDA, adjusted for certain unusual and infrequent items specifically excluded in the terms of the Senior Credit Facility, is also used as a measure for certain covenants under the Senior Credit Facility. The Company believes that the line item on its condensed consolidated statement of operations and comprehensive loss entitled "net loss" is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net loss as an indicator of operating performance. EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company's ability to fund its cash needs. As EBITDA excludes certain financial information compared with net earnings/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. The Company's non-GAAP performance measure, EBITDA, has certain material limitations as follows:

o It does not include interest expense. Because the Company has borrowed substantial amounts of money to finance some of its operations, interest is a necessary and ongoing part of the Company's costs and has assisted the Company in generating revenue. Therefore, any measure that excludes interest has material limitations;

o It does not include taxes. Because the payment of taxes is a necessary and ongoing part of the Company's operations, any measure that excludes taxes has material limitations;

o It does not include depreciation. Because the Company must utilize substantial property, plants and equipment in order to generate revenues in its operations, depreciation is a necessary and ongoing part of the Company's costs. Therefore, any measure that excludes depreciation has material limitations.

         A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings, a GAAP measure, is shown below.

                                             Three Months Ended
                                         --------------------------
                                         March 26,        March 28,
                                           2004             2003
                                         --------         --------

EBITDA                                   $ 33,100         $ 12,100
Less:  Interest expense                       300             (600)
   Depreciation and amortization            2,300            2,900
                                         --------         --------
Earnings before income taxes               30,500            9,800
Income taxes                               10,100            3,000
                                         --------         --------
Net earnings                             $ 20,400         $  6,800
                                         ========         ========

      Operating revenues were essentially unchanged for the three months ended March 26, 2004 compared to March 28, 2003 after excluding the Environmental revenues of $62,900 for the three months ended March 28, 2003.

      The changes in the charges outlined at the beginning of this Item 2 account for most of the increased EBITDA for the three-month period noted above.


Energy Group

                                   Three Months Ended
                        -------------------------------------------------
                          March 26,     March 28,
                            2004          2003       $ Change     % Change
                          --------      --------     --------     ---------

Operating revenue         $264,500      $322,100     $(57,600)     -17.9%
                          ========      ========     ========      ======
EBITDA                    $ 17,000      $ 30,500     $(13,500)     -44.3%
                          ========      ========     ========      ======


      For an explanation about the limitations of using EBITDA as a financial metric, see the notation above under Engineering and Construction Group.

      A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings/(loss) a GAAP measure, is shown below.

                                                    Three Months Ended
                                                 ----------------------------
                                                 March 26,           March 28,
                                                   2004               2003
                                                 --------            --------

EBITDA                                           $ 17,000            $ 30,500
Less:  Interest expense                             4,800               4,900
   Depreciation and amortization                    5,100               5,800
                                                 --------            --------
Earnings before income taxes                        7,100              19,800
Income taxes                                        8,000               6,500
                                                 --------            --------
Net (loss)/earnings                              $   (900)           $ 13,300
                                                 ========            ========


         The decrease in operating revenues primarily reflects the North American and European unit's execution and completion in 2003 of significant major projects that were not replaced during the first quarter in 2004, and the delay of a major award in the European operating unit until the fourth quarter of 2004.

         The decline in EBITDA and net (loss)/earnings reflects the write-down from a European power project.

         As previously disclosed, the Company has reviewed various methods of monetizing selected Power Systems facilities. Based on current economic conditions, management concluded that it would continue to operate the facilities in the normal course of business. Management has reviewed these facilities for impairment on an undiscounted cash flow basis and determined that no adjustment to the carrying amounts is required. If the Company were able to monetize these assets, it is possible that the amounts realized could differ materially from the balances in the financial statements.

Financial Condition


         Member's deficit for the three months ended March 26, 2004 increased by $8,300, due primarily to a net loss for the period of $4,300 and changes in the foreign currency translation adjustment of $4,000.

         Cash flows provided by operations were $29,600 for the three months ended March 26, 2004 compared to $17,000 used by operations for the three months ended March 28, 2003. The change in cash provided from operations is primarily due to capital recovery under an Environmental contract. The capital recovery received in the first quarter of 2004 had originally been forecasted for recovery over the first three quarters of 2004.

         Cash and cash equivalents, short-term investments and restricted cash totaled $453,800 at March 26, 2004, reflecting an increase of $23,600 for the quarter.

         During the three months ended March 26, 2004, long-term investments in land, buildings and equipment were $1,800 as compared with $3,600 for the comparable period in 2003. Capital expenditures primarily reflect routine replacement of information technology equipment and replacement of miscellaneous equipment associated with the Energy Group's European power operations.

          Corporate and other debts, including the Senior Credit Facility, are as follows:

                                                        March 26,  December 26,
                                                          2004        2003
                                                        --------    --------
Senior Credit Facility (average interest rate 7.14%)    $126,900    $128,200
6.75% Notes due November 15, 2005                        200,000     200,000
Other                                                      5,400       5,600
                                                        --------    --------
                                                         332,300     333,800
Less: Current portion                                         --         100
                                                        --------    --------
                                                        $332,300    $333,700
                                                        ========    ========

         Special purpose project debt consists of the debt associated with the build, own, and operate special purpose operating subsidiaries. The operating results of these companies are consolidated within the Energy Group and the debt by company is as follows:

                                              March 26,    December 26,
                                                2004          2003
                                              --------      --------

Martinez Cogen Limited Partnership            $ 18,600      $ 21,900
Foster Wheeler Coque Verde, L.P.                37,800        37,800
Camden County Energy Recovery Associates        77,500        77,500
                                              --------      --------
                                               133,900       137,200
Less: Current portion                           18,200        17,900
                                              --------      --------
                                              $115,700      $119,300
                                              ========      ========



         Additionally, the Company held the following debt at the close of each period:


                                                      March 26,     December 26,
                                                        2004           2003
                                                      ----------    -----------

Bank loans                                             $      --     $    100
                                                       =========     ========
Capital lease obligations, net of current portion
  ($1,100 and $1,300, respectively for
  2004 and 2003)                                       $  62,300     $ 62,400
                                                       =========     ========
Subordinated Robbins exit funding obligations,
  net of current portion ($1,700 in both
  2004 and 2003)                                       $ 112,000     $111,600
                                                       =========     ========
Notes payable to affiliate                             $ 210,000     $210,000
                                                       =========     ========
Preferred trust securities                             $      --     $175,000
                                                       =========     ========
Subordinated deferrable interest debentures            $ 175,000     $     --
                                                       =========     ========

Liquidity and Capital Resources

        The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company's ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company incurred significant losses for the three months ended March 26, 2004 and in each of the years in the three-year period ended December 26, 2003, and has a member's deficit of $880,300 as of March 26, 2004. The Company has substantial debt obligations including its Senior Credit Facility and during 2002, it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, the Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the new Senior Credit Facility was amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum EBITDA and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations, and setoffs of certain intercompany obligations. There is no assurance that the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management's current forecast indicates that the Company will be in compliance with the financial covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants.

         The Company's U.S. operations, which include the corporate functions, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including costs related to the Company's indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

         Management closely monitors liquidity and updates its U.S. liquidity forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs and unused credit line availability. The Company's cash flow forecasts continue to indicate that sufficient cash will be available to fund the Company's U.S. and foreign working capital needs throughout 2004. Ensuring adequate domestic liquidity remains a priority for the Company's management, however, there can be no assurance that the cash amounts realized and/or timing of the cash flows will match the Company's forecast.

         As of March 26, 2004, the Company had aggregate indebtedness of approximately $1,000,000. A breakdown of the debt is provided in the Financial Condition Section. Details about specific debt instruments are also provided later in this section.

         The corporate debt must be funded primarily with distributions from the Company's foreign subsidiaries. As of March 26, 2004, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $453,800 compared to $430,200 as of December 26, 2003. Of the $453,800 total at March 26, 2004, approximately $355,800 was held by foreign subsidiaries. The Company is sometimes required to cash collateralize bonding or certain bank facilities and such amounts are included in restricted cash. The amount of restricted cash at March 26, 2004 was $73,000, of which $61,200 relates to the non-U.S. operations.

         The Company also requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations' minimum working capital needs. The Company's current 2004 forecast assumes total cash repatriation from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, the Company repatriated approximately $100,000 from its non-U.S. subsidiaries.

         There can be no assurance that the forecasted foreign cash repatriation will occur as there are significant legal and contractual restrictions on the Company's ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company's non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit Foster Wheeler Ltd.'s and the Company's ability to continue as a going concern.

         Commercial operations under a domestic contract retained by the Company in the Environmental asset sale, as described further under "Sale of Certain Business Assets" in the Notes to our Condensed Consolidated Financial Statements, commenced in January 2004. The plant processes low-level nuclear waste for the U.S. Department of Energy ("DOE"). The Company funded the plant's construction costs and operates the facility. The majority of the Company's invested capital is recovered during the early stages of processing the waste materials. This project's performance exceeded expectations during the first quarter and successfully processed sufficient materials to fully recover the 2004 capital recovery amount. The original forecast expected to recover the capital over the first three quarters of 2004. At March 26, 2004 the project generated a year to date net cash flow of approximately $32,400. Net cash flow forecast for 2004 from this project remains in excess of $40,000.

         On February 26, 2004, the California Public Utilities Commission approved certain changes to Pacific Gas & Electric's rates. As relevant to the Company's subsidiary's Martinez Project, the E-20T rate has been decreased by approximately 15% retroactive to January 1, 2004, having a negative effect on the subsidiary's 2004 cash flow and earnings. This rate change has been reflected in the Company's liquidity forecast.

         There can be no assurance that cash amounts realized and/or timing of the cash flows will match the Company's forecast.

         As part of its debt restructuring plan described below, Foster Wheeler Ltd. and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission ("SEC") on April 12, 2004 and on May 4, 2004, relating to an exchange offer for all of the existing $175,000 trust preferred securities, $210,000 Convertible Notes, $113,700 Robbins Bonds, and $200,000 Senior Notes.

         On February 5, 2004, Foster Wheeler Ltd. announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing in a private transaction to Foster Wheeler Ltd. to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, Foster Wheeler Ltd. has discontinued its previously announced plans to divest one of its European operating units.

         The total amount of debt and preferred trust securities subject to the proposed exchange offer that is part of Foster Wheeler Ltd.'s planned restructuring is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. Foster Wheeler Ltd. expects to offer a mix of equity as well as debt with longer maturities in exchange for these securities. Foster Wheeler Ltd. anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, Foster Wheeler Ltd. may not complete the exchange offer on acceptable terms, or at all.

         Failure by the Company to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on the Company's financial condition. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the Company's sale of the Environmental net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $1,250 and $11,800 were made on the term loan in the first quarter of 2004 and during the full year of 2003, respectively.

         The financial covenants in the Senior Credit Facility include a senior leverage ratio and a minimum EBITDA as defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management's current forecast indicates that the Company will be in compliance with these covenants throughout 2004. However, there can be no assurance that the actual results will match to forecasts or that the Company will not violate the covenants.

         Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. By the fourth quarter 2003, $31,000 of the contingency risks were favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

         Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

         Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offer described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. The terms of the amendment called for the Company to pay a fee equal to 5% of the lenders' credit exposure since it had not made a required prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company paid the required fee of $13,600 on March 31, 2004. The annual interest rate on borrowings under the Senior Credit Facility has increased and will continue to increase an additional 0.5% each quarter until the Company repays $100,000 of indebtedness under the Senior Credit Facility. The fee was included in Foster Wheeler's liquidity forecast for 2004.

         Holders of the Company's Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of the Company's subsidiaries and on facilities owned by the Company or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. The Term Loan and the obligations under the letter of credit facility (collectively approximating $155,200 as of March 26, 2004) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

         The Company finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to the Company for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating lease arrangement of $33,000 for a second corporate office building. The long-term capital lease obligation of $44,200 as of March 26, 2004 is included in capital lease obligations in the accompanying condensed consolidated statement of financial position. The Company entered into a binding agreement in the first quarter 2004 to sell the second corporate office building previously noted. The sale closed in the second quarter 2004 and generated net cash proceeds of $16,400. Of this amount, 50% has been repaid to the Senior Credit Facilities' lenders in the second quarter 2004.

         In the third quarter of 2002, the Company also entered into a receivables financing arrangement of up to $40,000. The funding available to the Company is dependent on the amount and characteristics of the domestic receivables. The amount available to the Company fluctuates daily, but the Company estimates that approximately $10,000 will be available during 2004. This financing arrangement expires in August 2005 and is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding. As of March 26, 2004 and December 26, 2003, the Company had $0 borrowings outstanding under this facility.

         On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital, which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 26, 2004, the facility remained undrawn.

         Since January 15, 2002, the Company has exercised its right to defer payments on the junior subordinated debentures underlying the 9.00% Preferred Capital Trust I securities and, as a result, to defer payments on those securities. The aggregate liquidation amount of the Preferred Trust Securities is currently $175,000. The Senior Credit Facility, as amended, requires the Company to defer the payment of the dividends on the preferred trust securities and no dividends were paid during the first quarter 2004.

         The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management's forecast indicates that the Company will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement or the receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Notes, the Subordinated Deferrable Interest Debentures, the Subordinated Robbins Facility Exit Funding Obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of Foster Wheeler Ltd. debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $915,000 as of March 26, 2004.

         The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company's operations generated cash of approximately $29,600 during the first quarter 2004. The net cash generated in the first quarter 2004 was primarily due to recovery of working capital from the DOE project previously noted. During the twelve months ended December 26, 2003 the Company used cash for operations of $62,100. Management had previously forecasted that much of positive cash flow generated in 2002 would reverse in 2003 due to the timing flows for several major projects.

         The Company's working capital varies from period to period depending on the mix, stage of completion and commercial terms and conditions of the Company's contracts. Working capital needs increased in prior years as a result of the Company's satisfying requests from its customers for more favorable payment terms under contracts. Such requests generally include reduced advance payments and less favorable payment schedules to the Company. As previously noted, Management forecasts that there will be sufficient liquidity to meet the Company's operating requirement throughout 2004.

         Restricted cash at March 26, 2004 consists of approximately $13,200 held primarily by special purpose entities and restricted for debt service payments, approximately $54,500 that was required to collateralize letters of credit and bank guarantees, and approximately $5,300 of client escrow funds. Domestic restricted cash totals approximately $11,800, which relates to funds held primarily by special purpose entities and restricted for debt service payments and client escrow funds. Foreign restricted cash totals approximately $61,200 and is comprised of cash collateralized letters of credit and bank guarantees and client escrow funds.

         During the first quarter of 2004, the E&C's Italian business unit, through a joint venture with a third party, sold the development rights to a power project in Italy. The Company's share of the proceeds from the sale in the first quarter of 2004, prior to repaying any borrowings under the Senior Credit Facility, approximated $10,500. While the sale of the power project development rights is recorded as a one-time gain, the business in Italy has historically developed and sold such project rights, and is continuing to actively develop other project rights that are expected to be offered for sale in the future. The Company is a minority shareholder in the joint venture and does not have immediate access to the funds. Management forecasts that the sales proceeds will be distributed to the joint venture owners in the second quarter of 2004.

         The Company retained from the Environmental sale, as further discussed in "Sale of Certain Business Assets" in the Notes to our Condensed Consolidated Financial Statements, a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the close out of this phase resulted in increased costs. An $11,900 charge was recorded in 2003. Approximately $7,900 and $2,000 of this charge was expended in 2003 and the first quarter 2004 and the remaining $2,000 of the charge will be expended throughout the balance of 2004. The Company is in the process of submitting requests for equitable adjustment related to this contract and, at March 26, 2004 and December 26, 2003, the Company's financial statements reflect anticipated collection of $0 from these requests for equitable adjustment.

         The second phase of the contract is billed on a cost plus fee basis and is expected to conclude in 2004. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed price of $114,000, subject to escalation, is scheduled to commence in late 2004. This phase will begin with the purchase of long lead items followed in 2005 by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Environmental, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency have commenced discussions about possibly restructuring or terminating subsequent phases of the contract. If the project were to proceed, the Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, the Company's participation would be uncertain. This could have a material adverse effect on the Company's financial condition, results of operations, and cash flow. No claims have been raised by the government agency against the Company. The ultimate potential liability to the Company would arise in the event that the government agency terminates the contract (for example, due to the Company's inability to continue with the contract) and re-bids the contract under its exact terms and the resulting cost to the government agency is greater than it would have been under the existing terms with the Company. The Company does not believe a claim is probable and is unable to estimate the possible loss that could occur as a result of any claims. Additionally, the Company believes that it has good legal defenses should the government agency decide to pursue an action.

         During the first quarter of 2004, the Company settled several domestic contract disputes and was required to pay portions of settlements finalized in 2003. Net settlement proceeds of $9,000 were collected by the Company in the first quarter of 2004. During 2003, the Company collected approximately $39,000 in net proceeds from domestic contract dispute settlements. An additional $3,000 will be paid by the Company over the balance of 2004 under terms of the 2003 settlement agreements.

         In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company ("Liberty Mutual"), one of their insurers, entered into a settlement and release agreement that resolves the coverage litigation between the subsidiaries and Liberty Mutual in both state courts in New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a nineteen-year period, subject to annual caps, which payments decline over time, into a special account, established to pay the subsidiaries' indemnity and defense costs for asbestos claims. These payments, however, would not be available to fund the subsidiaries' required contributions to any national settlement trust that may be established by future federal legislation. In July 2003, the subsidiaries received an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

         In September 2003, the Company's subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and certain London Market and North River Insurers. This agreement provides for a cash payment of $5,900, which has been received by the subsidiaries, and additional amounts which have been deposited in a trust for use by the subsidiaries for defense and indemnity of asbestos claims.

         The Company recorded a charge of $68,100 in the fourth quarter 2003 to increase the valuation allowance for insurance claims receivable. The 2003 non-cash asbestos charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos. This charge was recorded in other deductions in the consolidated statement of operations.

         In January 2004, the Company's subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and Hartford Accident and Indemnity Company and certain of its affiliates. This agreement provides for a cash payment of $5,000, which has been received by the subsidiaries, an additional amount which has been deposited in a trust for use by the subsidiaries and a further amount to be deposited in that trust in 2005.

         In March 2004, the Company's subsidiaries and two asbestos insurance carriers entered into settlement and release agreements that resolve coverage litigation between the subsidiaries and the insurance carriers. The agreements provide for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and the insurance carriers with respect to asbestos-related claims. The agreements resulted in the insurance carriers making payments into a trust, established to pay the subsidiaries' indemnity and defense costs for asbestos claims. As a result of these settlements, the Company reversed $11,700 of the $68,100 non-cash charge recorded in the fourth quarter of 2003. The Company projects that it will not be required to fund any asbestos liabilities from its cash flow for at least six years.

         It is customary in the industries in which the Company operates to provide letters of credit, bank guarantees or performance bonds in favor of clients to secure obligations under contracts. The Company traditionally obtained letters of credit or bank guarantees from its banks, or performance bonds from a surety on an unsecured basis. Due to the Company's financial condition and current credit ratings, as well as changes in the bank and surety markets, the Company is now required in certain circumstances to provide security to banks and the surety to obtain new letters of credit, bank guarantees and performance bonds. (Refer to Note 3, "Restricted Cash") If the Company is unable to provide sufficient collateral to secure the letters of credit, bank guarantees and performance bonds, its ability to enter into new contracts could be materially limited. Providing collateral increases working capital needs and limits the ability to repatriate funds from operating subsidiaries.

         On April 10, 2003, the Board of Directors approved changes to the Company's domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company's domestic employee benefits which assessed the Company's benefit program against that of the marketplace and its competitors. The principal changes consist of the following: the U.S. pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the number of employees eligible for the postretirement medical plan will be reduced; and the 401(k) plan will be enhanced to increase the level of employer matching contribution. The net effect of these changes is expected to positively impact the financial condition of the Company through reduced costs and reduced cash outflow. The Company anticipates a savings in expenses over what would have been paid if the plans were not amended of approximately $10,000 per year. The savings commenced in 2004. The Company froze the Supplemental Employee Retirement Plan ("SERP") and in April 2003 issued accreting letters of credit to certain employees. At March 26, 2004, letters of credit totaling $1,500 were outstanding under the SERP curtailment.

         The Company maintains several defined benefit pension plans in its North American, United Kingdom, South African, and Canadian operations. Funding requirements for these plans are dependent, in part, on the performance of global equity markets and the discount rates used to calculate the present value of the liability. The poor performance of the global equity markets during recent years and low interest rates are expected to significantly increase the funding requirements for these plans in 2004 and 2005. The non-U.S. plans are funded from the local operating cash flows while funding for the U.S. plans is included within the U.S. working capital requirements previously noted. The U.S. pension plans are frozen and the United Kingdom's plan is now closed to new entrants. The South African and Canadian plans are relatively immaterial in size. The liability interest rate used to calculate the U.S. funding requirement is established by the U.S. Government. The U.S. Congress previously passed legislation that temporarily increased the liability interest rate and thereby reduced the present value liability and corresponding funding requirements. This increased liability interest rate expired at the end of 2003. The U.S. Congress recently passed legislation amending the funding requirements. The funding requirement for the U.S. plans will approximate $29,200 in 2004 and $21,400 in 2005, versus $13,800 in 2003. The new legislation reduced the 2004 and 2005 funding requirements by approximately $7,800 and $12,600, respectively. The funding amounts incorporate the savings achieved through the modification of the Company's domestic pension plans discussed above, but are subject to change as the performance of the plans' investments and the liability interest rates fluctuate, and as the Company's workforce demographics change. The next update will occur no later than the first quarter 2005.

         On November 14, 2003, Foster Wheeler Ltd. was de-listed from the New York Stock Exchange ("NYSE") because it ceased to meet NYSE continued listing criteria. Foster Wheeler Ltd.'s common stock and 9.00% FW Preferred Capital Trust I securities are quoted and traded on the Over-the-Counter Bulletin Board ("OTCBB").

         Under Bermuda law, the consent of the Bermuda Monetary Authority ("BMA") is required prior to the transfer by non-residents of Bermuda of a Bermuda company's shares. Since becoming a Bermuda company, Foster Wheeler Ltd. has relied on an exemption from this rule provided to NYSE-listed companies. Due to Foster Wheeler Ltd. being de-listed, this exemption is no longer available. To address this issue, Foster Wheeler Ltd. obtained the consent of the BMA to transfers between non-residents for so long as its shares continue to be quoted in the Pink Sheets or on the OTCBB. Foster Wheeler Ltd. believes that this consent will continue to be available.

Backlog and New Orders Booked

         The elapsed time from the award of a contract to completion of performance may be up to four years. The dollar amount of backlog is not necessarily indicative of the future earnings of the Company related to the performance of such work. The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent which management has determined are likely to be performed. Although backlog represents only business that is considered firm, cancellations or scope adjustments may occur. Due to factors outside the Company's control, such as changes in project schedules or project cancellations, the Company cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted to reflect project cancellations, deferrals, sale of subsidiaries and revised project scope and cost.

                                                     Three Months Ended
                            ---------------------------------------------------------------------
                             March 26, 2004     March 28, 2003       $ Change        % Change
                            ----------------- -------------------  --------------  --------------
Backlog                       $ 2,138,200         $ 3,530,200       $(1,392,000)         -39.4%
New orders                    $   629,900         $   476,300       $   153,600           32.2%

         As of March 26, 2004, approximately $1,109,000 or 48% of the consolidated backlog was from lump-sum work. As of March 28, 2003, approximately $1,736,000 or 45% of the consolidated backlog was from lump-sum work. Approximately $636,000 or 57% of the 2004 lump-sum backlog is attributable to the Energy Group. This compares to $1,118,000 or 64% as of March 28, 2003.

         The reduction in backlog is attributable to both the E&C and Energy Groups' operations as the level of operating revenues exceeded new orders.

         A total of 77% of first quarter 2004 new orders were for projects awarded to the Company's subsidiaries located outside of the United States compared to 63% in first quarter 2003. Approximately 37% of first quarter 2004 new orders are lump sum contracts compared to 26% in first quarter 2003. Key geographic regions contributing to new orders awarded in 2004 were Europe, the United States, Asia and the Middle East. The increase in new orders was primarily due to the winning of two larger E&C awards in Europe, and one in the USA. Additional information is included in the group discussions below.

         New order levels remain an operating concern as management believes the financial condition of the Company is having an increasingly negative impact with some clients. The Company established new, formalized internal reporting requirements in the second quarter of 2003 that closely monitors E&C man-hours in backlog and a new metric, Foster Wheeler scope.

         Foster Wheeler scope is defined as the dollar value of backlog excluding costs incurred by Foster Wheeler as agent or as principal on a reimbursable basis (i.e., flow-through costs). Foster Wheeler scope measures the component of backlog with mark-up, and corresponds to Foster Wheeler services plus fees for reimbursable contracts, and total selling price for lump-sum contracts.

                                                              Three Months Ended
                                     ---------------------------------------------------------------------
                                       March 26, 2004         March 28,2003      Change        % Change
                                     -------------------    -------------------------------   ------------
E&C manhours in quarter-end
  backlog (in thousands)*                         4,050             5,060           (1,010)        -20.0%
Foster Wheeler scope in
  quarter-end backlog **                    $ 1,042,200       $ 1,940,900       $ (898,700)        -46.3%

* Excludes retained Foster Wheeler Environmental processing facility. **Excludes Foster Wheeler Power Systems and Foster Wheeler Environmental
  processing facilities.


         The decline in E&C man-hours is attributable primarily to operations in Europe. The decline in Foster Wheeler scope is attributable to both the Energy and E&C Groups.

         Additional information is included in the group discussions below.


Engineering and Construction Group (E&C)


                                                                          Three Months Ended
                                             ------------------------------------------------------------------------------
                                                 March 26, 2004         March 28, 2003        $ Change         % Change
                                             -----------------------  -------------------  ---------------   --------------
Backlog                                             $ 1,328,500          $ 2,195,700       $ (867,200)          -39.5%
New orders                                          $   473,500          $   262,800       $  210,700            80.2%

E&C manhours in quarter-end
  backlog (in thousands)*                                 4,050                5,060           (1,010)          -20.0%
Foster Wheeler scope in quarter-end
  backlog *                                          $  330,200           $  696,200       $ (366,000)          -52.6%

*Excludes retained Foster Wheeler Environmental processing facility.

         Overall, the level of bookings rose significantly compared to 2003. Approximately 68% of E&C backlog at March 26, 2004 and 72% of first quarter 2004 new orders were from cost reimbursable plus fee contracts. This compares to 75% and 88% for the corresponding period of 2003, respectively. Approximately 88% of E&C backlog at March 26, 2004 and 88% of first quarter 2004 new orders are for projects located outside North America. This compares to 86% and 93% for the corresponding period of 2003, respectively.

         The decline in E&C man-hours is attributable primarily to the operations in Europe and result from project execution efforts exceeding new awards.

         The Company believes higher expectations for world economic growth in 2004, in particular in the U.S. and Asia, did generally boost the confidence of oil, gas and chemical companies. Although new orders increased, the Company's results for the first quarter of 2004 continue to reflect the residual effects of weak investment over the last several years in many of the market sectors served by the E&C Group. Depressed oil refining margins discouraged investment in 2003 and this has impacted new orders in the first quarter of 2004, although the Company continued to win business for environmentally mandated clean fuels projects. The refinery market was most active in the United States and Europe; however, refinery owners in the Middle East were awarding contracts in the second half of 2003 and are expected to continue doing so in 2004.

         The Company believes that the ongoing economic recovery in the United States has boosted prospects for growth in global trade, especially in Asia, in 2004. Growth in global trade is expected to impact the E&C industry in which the Company operates by, among other things, firming up the demand for oil and gas which management believes will help sustain higher energy prices and correspondingly drive demand for the Company's business. Additionally, the Company believes gas to liquids plants may be planned for construction in Qatar. The Company anticipates this will encourage investment in oil and gas production facilities in the mid to later part of 2004 in many parts of the world, notably the Middle East, Russia and the Caspian region. The liquid natural gas industry ("LNG") continues to evidence intentions to develop the infrastructure to increase LNG imports to the United States. In addition, the ongoing economic recovery is also expected to increase demand for petrochemical products. The Company anticipates investment in new capacity to continue and be heavily concentrated in the Middle East and China, although the latter country's demand for imports may encourage some investment in other parts of Asia. The Company anticipates increased petrochemical investment in 2005. As the Company previously anticipated, there appears to be a slowing of clean fuels projects at refineries in Europe and the U.S. as legislative demands are met. However, several Middle East countries have begun planning large investment programs to upgrade their refineries in order to meet the demands of clean fuels export markets. This follows a period of low refinery investment in that region. The pharmaceutical industry continues to invest but at a reduced level owing to excess production capacity following a series of mergers. In general, the Company believes the underlying growth in demand for pharmaceutical products should result in increased investment in the latter part of 2005 and 2006, and that the most significant investment will likely be spread across the U.S., Europe and Singapore. The Company presently expects that the growth in new orders resulting from these improved economic conditions will be realized in 2005 rather than in 2004.

         Many of the target markets noted above require lump-sum contracts and the Company expects to increase the number of lump-sum contracts in the future and the number of countries where it is willing to execute lump-sum contracts.

         On March 11, 2004, our subsidiary in the U.K. was awarded a contract by the Coalition Provisional Authority to undertake oil sector program management support services in Iraq. Mobilization of personnel to Iraq has been minimized until the security situation in Iraq improves.

Energy Group

                                                                       Three Months Ended
                                           ----------------------------------------------------------------------------
                                              March 26, 2004         March 28, 2003       $ Change         % Change
                                           ---------------------   ------------------  ---------------  ---------------
Backlog                                          $ 812,600          $ 1,341,700       $ (529,100)          -39.4%
New orders                                       $ 156,300            $ 210,100        $ (53,800)          -25.6%

Foster Wheeler scope in quarter-end
  backlog*                                       $ 712,000          $ 1,244,700       $ (532,700)          -42.8%

*Excludes Foster Wheeler Power Systems.

         The Energy Group's backlog decreased $529,100 at March 26, 2004, representing a 39% decrease from March 28, 2003. Several large Heat Recovery Steam Generators and Selective Catalytic Reduction contracts were not replaced in 2003, thereby decreasing backlog in 2004. In addition, the supply and erect portions of a major contract anticipated to be released to the Finnish operation in the first quarter 2004 were delayed and are now anticipated for the fourth quarter of 2004. The preliminary engineering for this project was completed.

         The decline in new orders for the first quarter 2004 of $53,800 or 26% is primarily a result of the depressed power market in North America. Approximately 76% of Energy backlog at March 26, 2004 and 65% of new orders for the first quarter 2004 were from lump-sum projects as compared to 77% and 44% in the corresponding period of 2003, respectively. Approximately 56% of Energy backlog at March 26, 2004, and 44% of new orders for the first quarter 2004, were for projects located outside North America as compared to 64% and 26% in the corresponding period of 2003, respectively. The decrease in the relative percentage of business outside North America reflects the slow worldwide economy in the power sector and the client perceptions towards the Company's financial condition.

         Foster Wheeler scope declined $532,700 or 43%, as of March 26, 2004 as compared to March 28, 2003 and as expected is in line with the 39% decrease in backlog.

         The North American power market continues to suffer from relatively slow economic growth, over capacity, and the financial difficulties of independent power producers. In 2004, maintenance and service contracts will continue to be the growth opportunities in the North American power market. Supply opportunities for new equipment associated with solid fuel boiler contracts are expected to be limited in the short term except for growth opportunities in circulating fluidized bed boilers which are expected to continue in certain European and Asian markets. Selected opportunities in environmental retrofits are expected to continue.

Other Matters

         The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters that are subject to change as events evolve and as additional information becomes available during the administration and litigation processes. The Company adjusted its estimates on several contracts during the quarter resulting in both increases and decreases to final estimated profits on contracts.

         In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment design or plant construction. Based on its knowledge of the facts and circumstances relating to the Company's liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in charges materially in excess of amounts provided in the accounts.

Inflation

         The effect of inflation on the Company's revenues and earnings is minimal. Although a majority of the Company's revenues are realized under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to complete in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

Application of Critical Accounting Estimates

         The Company's condensed consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America. Management and the Audit Committee of the Board of Directors approve the critical accounting policies.

         Highlighted below are the accounting policies that management considers significant to the understanding and operations of the Company's business as well as key estimates that are used in implementing the policies.

Revenue Recognition

         Revenues and profits on long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using physical completion of individual tasks for all contracts with a value of $5,000 or greater. Progress toward completion of fixed-priced contracts with a value under $5,000 is measured using the cost-to-cost method.

         Revenues and profits on cost reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

         Contracts in progress are stated at cost, increased for profits recorded on the completed effort, or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as "estimated costs to complete long-term contracts."

         The percentage-of-completion method is the preferable method of revenue recognition as set forth in the American Institute of Certified Public Accountants ("AICPA") Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts."

         The Company has thousands of projects in both reporting segments that are in various stages of completion. Such contracts require estimates to determine the appropriate final estimated cost ("FEC"), profits, revenue recognition, and the percentage complete. In determining the FEC, the Company uses significant estimates to forecast quantities to be expended (i.e. man-hours, materials and equipment), the costs for those quantities (including exchange rate fluctuations), and the schedule to execute the scope of work including allowances for weather, labor and civil unrest. Many of these estimates cannot be based on historical data as most contracts are unique, specifically designed facilities. In determining the revenues, the Company must estimate the percentage complete, the likelihood of the client paying for the work performed, and the cash to be received net of any taxes ultimately due or withheld in the country where the work is performed. Projects are reviewed on an individual basis and the estimates used are tailored to the specific circumstances. Significant judgment is exercised by management in establishing these estimates as all possible risks cannot be specifically quantified.

         The percentage-of-completion method requires that adjustments or revaluations to estimated project revenues and costs, including estimated claim recoveries, be recognized on a cumulative basis, as changes to the estimates are identified. Revisions to project estimates are made on an individual project basis as additional information becomes available throughout the life cycle of contracts. If the FEC to complete long-term contracts indicates a loss, provision is made immediately for the total loss anticipated. Profits are accrued throughout the life of the project based on the percentage complete. The project life cycle, including the warranty commitments, can be up to six years in duration.

         The recent financial results and the resultant intervention actions initiated by management evidence the fact that the estimates can be significantly different from the actual results. When these adjustments are identified near or at the end of a project, the full impact of the change in estimate would be recognized as a change in the margin on the contract in that period. This can result in a material impact on our results for a single reporting period.

         It is extremely difficult to calculate sensitivities on the above estimates given the thousands of individual contracts that exist at any point in time and because the estimates are project-specific rather than broad-based percentages.

Claims Recognition

         Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from clients or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the AICPA Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by management's determination of the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. The amounts recorded, if material, are disclosed in the notes to the financial statements. Costs attributable to claims are treated as costs of contract performance as incurred.

         In 2002, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management's desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. As a result, pretax charges approximating $136,200 were recorded in 2002. As claims are settled, differences between the claim specific amounts reflected in the financial statements and the settlements are recorded as gains or losses. The Company continues to actively pursue these claims and, in 2003 recoveries of $1,500 were recognized as income when collected. At December 26, 2003, the Company had no claims and no requests for equitable adjustment recorded. Company policy requires all new claims in excess of $500 to be formally reviewed and approved by the corporate chief financial officer prior to being recorded in the financial results.

Asbestos

         The Company has recorded assets of $540,800 relating to probable insurance recoveries of which approximately $60,000 is recorded in accounts and notes receivables, and $480,800 is recorded as long-term. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $348,300 and an estimated liability relating to future unasserted claims of approximately $214,000. Of the total, $60,000 is recorded in accrued expenses and $502,300 is recorded in asbestos related liability on the condensed consolidated statement of financial position. The liability is an estimate of future asbestos-related defense costs and indemnity payments that are based upon assumed average claim resolution costs applied against currently pending and estimated future claims. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending litigation with certain insurers. The defense costs and indemnity payments are expected to be incurred over the next fifteen years.

         As of March 26, 2004, approximately $257,500 was contested by the Company's subsidiaries' insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries' various insurers and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurers would be immaterial. Based on the nature of the litigation and the opinions received from outside counsel, the Company believes that the possibility of not recovering the full amount of the asset is remote.

         In July 2003, several subsidiaries of the Company and Liberty Mutual, one of their insurers, entered into a settlement and release agreement that resolves the coverage litigation between the subsidiaries and Liberty Mutual in both state courts in New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a nineteen-year period, subject to annual caps, which payments decline over time, into a special account, established to pay the subsidiaries' indemnity and defense costs for asbestos claims. These payments, however, would not be available to fund the subsidiaries' required contributions to any national settlement trust that may be established by future federal legislation. In July 2003, the subsidiaries received an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

         In September 2003, the Company's subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and certain London Market and North River Insurers. This agreement provides for a cash payment of $5,900, which has been received by the subsidiaries, and additional amounts which have been deposited in a trust for use by the subsidiaries for defense and indemnity of asbestos claims.

         The Company recorded a charge of $68,100 in the fourth quarter 2003 to increase the valuation allowance for insurance claims receivable. The 2003 non-cash asbestos charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos and because of the insolvency of an insurance carrier in the fourth quarter of 2003. This charge was recorded in other deductions in the consolidated statement of operations.

         In January 2004, the Company's subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and Hartford Accident and Indemnity Company and certain of its affiliates. This agreement provides for a cash payment of $5,000, which has been received by the subsidiaries, an additional amount which has been deposited in a trust for use by the subsidiaries and a further amount to be deposited in that trust in 2005.

         In March 2004, the Company's subsidiaries and two asbestos insurance carriers entered into settlement and release agreements that resolve coverage litigation between the subsidiaries and the insurance carriers. The agreements provide for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and the insurance carriers with respect to asbestos-related claims. The agreements resulted in the insurance carriers making payments into a trust, established to pay the subsidiaries' indemnity and defense costs for asbestos claims. As a result of these settlements, the Company reversed $11,700 of the $68,100 non-cash charge recorded in the fourth quarter of 2003.

         Management of the Company has considered the asbestos litigation and the financial viability and legal obligations of its subsidiaries' insurance carriers and believes that except for those insurers which have become or may become insolvent for which a reserve has been provided, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. The average cost per closed claims since 1993 is $1.9.

         It should be noted that the estimates of the assets and liabilities related to asbestos claims and recovery are subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies currently involved in litigation, the Company's subsidiaries' ability to recover from their insurers, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. If the number of claims received in the future exceeds the Company's estimate, it is likely that the costs of defense and indemnity will similarly exceed the Company's estimates. These factors are beyond the Company's control and could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

         The Company's subsidiaries have been effective in managing the asbestos litigation in part because (1) the Company's subsidiaries have access to historical project documents and other business records going back more than 50 years, allowing them to defend themselves by determining if they were present at the location that is the cause of the alleged asbestos claim and, if so, the timing and extent of their presence, (2) the Company's subsidiaries maintain good records on insurance policies and have identified policies issued since 1952, and (3) the Company's subsidiaries have consistently and vigorously defended these claims which has resulted in dismissal of claims that are without merit or settlement of claims at amounts that are considered reasonable.

Pension

         The calculations of pension liability, annual service cost, and cash contributions required rely heavily on estimates about future events often extending decades into the future. Management is responsible for establishing the estimates used and major estimates include:

     o    The expected percentage of annual salary increases

     o    The annual inflation percentage

     o    The discount rate used to present value the future obligations

     o    The expected long-term rate of return on plan assets

     o    The selection of the actuarial mortality tables

     Management utilizes its business judgment in establishing these estimates. The estimates can vary significantly from the actual results and management cannot provide any assurance that the estimates used to calculate the pension liabilities included herein will approximate actual results. The volatility between the assumptions and actual results can be significant. For example, the performance by the global equity markets during 2000-2002 was significantly worse than estimated, while the equity markets in 2003 were better than expected. The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans' portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted-average expected long-term rate of return on plan assets has declined from 9.3% to 7.9% over the past three years. Returns on the Company's pension plan assets in the United States from 2000 through 2002 were less than the estimates by approximately $100,000. A reduction in the U.S. interest rate serving as the basis for the discount rate assumptions during the same three years accounted for an approximate $40,000 increase in the Company's calculated liability.

         Pension liability calculations are normally updated annually at each year end, but may be updated in interim periods if any major plan amendments or curtailments occur. The Company's liability calculation is reflected in the financial statements herein.

Long-Lived Asset Accounting

         The Company accounts for its long-lived assets, including those that it may consider monetizing, as assets to be held and used. Management periodically reviews subsidiaries for impairment as required under SFAS No. 144 using an undiscounted cash flow analysis. These reviews require estimating the costs to operate and maintain the facilities over an extended period that could approximate 25 years or more. Estimates are made regarding the costs to maintain and replace equipment throughout the facilities, period operating costs, the production quantities and revenues, and the ability by clients to financially meet their obligations. If a formal decision is made by management to sell an asset, a discounted cash flow methodology is utilized for such assessment.

         Certain special-purpose subsidiaries in the Energy Group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts. The Company records revenues relating to debt repayment obligations on these contracts on a straight-line basis over the lives of the service contracts, and records depreciation of the facilities on a straight-line basis over the estimated useful lives of the facilities, after consideration of the estimated residual value.

Income Taxes

         Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company's tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amounts.

         In the fourth quarter of 2001, the Company established a valuation allowance of $194,600, primarily for domestic deferred tax assets under the provisions of SFAS No. 109. Such action was required due to the losses from domestic operations experienced in the three most recent fiscal years. For statutory purposes, the majority of the deferred tax assets for which a valuation allowance was provided do not begin to expire until 2020 and beyond, based on the current tax laws. Based on the establishment of the valuation allowance, the Company does not anticipate recognizing a provision for federal income taxes on domestic operations until some time subsequent to the successful completion of the proposed restructuring.

         If the Company completes the exchange offer as discussed in Note 2 to the condensed consolidated financial statements, it will be subject to substantial limitations on the use of pre-change losses and credits to offset U.S. federal taxable income in any post-change year. Since a valuation allowance has already been reflected to offset these losses and credits, this limitation will not result in a significant write-off by the Company.

Performance Improvement Intervention

         In March 2002, the Company initiated a comprehensive plan to enhance cash generation and to improve profitability. The operating performance portion of the plan concentrated on the quality and quantity of backlog, the execution of projects in order to achieve or exceed the profit and cash targets and the optimization of all non-project related cash sources and uses, including cost reductions. In connection with this plan, a group of outside consultants was hired for the purpose of carrying out a performance improvement intervention. The tactical portion of the performance improvement intervention concentrates on booking current projects, and generating incremental cash from high leverage opportunities such as overhead reductions, procurement, and accounts receivable. The systemic portion of the performance improvement intervention concentrates on sales effectiveness, estimating, bidding, and project execution procedures. Management believes the turnaround of the Energy Group's North American operating unit is in large part the result of the intervention activities.

Code of Ethics

         The Company maintains a code of ethics for all employees, including executive management. No exceptions or waivers were made to the code of ethics during the first quarter of 2004.

Accounting Developments

         In January 2003, the FASB issued FASB Interpretation ("FIN") 46, "Consolidation of Variable Interest Entities." This interpretation requires consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

     o The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; and

     o The equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; and c) the right to receive expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

         FIN 46 applied immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 was deferred until the end of the first interim or annual period ending after March 15, 2004.

         The Company adopted the provisions of this interpretation in the first quarter of 2004. The adoption did not result in the consolidation of any previously unconsolidated variable interest entities. However, the adoption did result in the de-consolidation of a subsidiary trust which issued mandatorily redeemable preferred securities. This had no impact on the Company's consolidated debt as the intercompany debt to the subsidiary became third party debt upon de-consolidation.

         In December 2003, the FASB issued SFAS No. 132R "Employer's Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132R requires the following disclosures: (1) the dates on which plan's assets and obligations are measured, (2) reporting entities must segregate data on the market values of plan assets into broad asset categories, (3) a narrative description of the investment policy of plan assets, (4) a narrative description for the basis for the development of the expected long-term rate of return of plan assets, (5) expected contributions to be made to the plan on a cash basis over the next fiscal year and (6) expected benefit payments for each of the next ten fiscal years. These changes are effective for fiscal years ending after December 15, 2003, with the exception of (1) expected benefit payments and (2) foreign plans which are delayed until fiscal years ending after June 15, 2004. SFAS No. 132R requires disclosure of two items in quarterly interim reports. These requirements are the net benefit cost and contribution made during the fiscal year. The Company adopted the disclosure requirements of this standard, including the foreign plans.

         On January 12, 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003." FSP No. 106-1 permitted employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). Without FSP No. 106-1, plan sponsors would have been required under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date President Bush signed the Act into law. On March 12, 2004, the FASB issued proposed FSP No. 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003." Proposed FSP No. 106-b would supercede FSP No. 106-1. In accordance with proposed FSP No. 106-b, the accumulated postretirement benefit obligation ("APBO") or net periodic postretirement benefit cost in the condensed consolidated financial statements or accompanying notes do not reflect any amounts associated with the subsidy because the Company is unable to conclude whether the benefits provided by the plan would be actuarially equivalent to Medicare Part D under the Act. The provisions of proposed FSP No. 106-b would be effective for the Company's first interim period ending September 30, 2004. The Company is currently assessing the impact of the Act and whether its postretirement plan should be amended in consideration of the new legislation.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (In Thousands of Dollars)

         Management's strategy for managing transaction risks associated with currency fluctuations is for each operating unit to enter into derivative transactions, such as forward foreign exchange agreements, to hedge its exposure on contracts into the operating unit's functional currency. The Company utilizes all such financial instruments solely for hedging. Corporate policy prohibits the speculative use of such instruments. The Company is exposed to credit loss in the event of nonperformance by the counter parties to such financial instruments. To minimize this risk, the Company enters into these financial instruments with financial institutions that are primarily rated A or better by Standard & Poor's or A2 or better by Moody's. The geographical diversity of the Company's operations mitigates to some extent the effects of the currency translation exposure. However, the Company maintains substantial operations in Europe and is subject to translation risk for the Euro and the pound Sterling. No significant unhedged assets or liabilities are maintained outside the functional currency of the operating subsidiaries. Accordingly, translation exposure is not hedged.

         Interest Rate Risk - The Company is exposed to changes in interest rates primarily as a result of its borrowings under its Revolving Credit Agreement and its variable rate project debt. If market rates average 1% more in 2004 than in 2003, the Company's interest expense for the next twelve months would increase, and income before tax would decrease by approximately $1,400. This amount has been determined by considering the impact of the hypothetical interest rates on the Company's variable-rate balances as of March 26, 2004. In the event of a significant change in interest rates, management would likely take action to further mitigate its exposure to the change. However, due to uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

         Foreign Currency Risk - The Company has significant overseas operations. Generally, all significant activities of the overseas affiliates are recorded in their functional currency, which is generally the currency of the country of domicile of the affiliate. This results in a mitigation of the potential impact of earnings fluctuations as a result of changes in foreign exchange rates. In addition, in order to further mitigate risks associated with foreign currency fluctuations, the affiliates of the Company enter into foreign currency exchange contracts to hedge the exposed contract value back to their functional currency. As of March 26, 2004, the Company had approximately $67,200 of foreign exchange contracts outstanding. These contracts mature in 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies and either receive their respective functional currency or other currencies for which they have payment obligations to third parties. The Company does not enter into foreign currency contracts for speculative purposes.

Inflation

         The effect of inflation on the Company's revenues and earnings is minimal. Although a majority of the Company's revenues are made under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to complete in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.


ITEM 4 - CONTROLS AND PROCEDURES

         Included as Exhibits 31.1 and 31.2 are the Certifications that are required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Report contains information concerning the controls evaluation referred to in the Section 302 Certifications and the information contained herein should be read in conjunction with the Certifications.

         The Company's internal controls are designed with the objective of ensuring that assets are safeguarded, transactions are authorized, and financial reports are prepared on a timely basis in accordance with generally accepted accounting principles in the United States. The Company's disclosure controls and procedures are designed to comply with the regulations established by the SEC.

         Internal controls, no matter how designed, have limitations. It is the Company's intent that the internal controls be conceived to provide adequate, but not absolute, assurance that the objectives of the controls are met on a consistent basis. Management plans to continue its review of internal controls and disclosure procedures on an ongoing basis.

         The Company initiated a detailed review of internal controls in the third and fourth quarters of 2002. The review included evaluation of the Company's contracting policies and procedures relating to bidding and estimating practices. Among other things, these reviews included evaluation of the Company's reserving practices for bad debts and uncollectible accounts receivables, warranty costs, change orders and claims. Management, with approval of the Audit Committee of the Board of Directors, enhanced its policies and established more formalized and higher level approvals for setting and releasing project contingencies and reserves, establishing claims and change orders, and requires that all claims to be recorded in excess of $500 be reviewed and approved in advance by the corporate chief financial officer.

         Management strengthened the Company's financial controls and supplemented its financial and management expertise in 2002 and 2003. This included expanding the scope of the audit function, both internally and externally.

         The Company outsourced its internal audit function to Deloitte & Touche LLP in the fourth quarter of 2002. Outsourcing internal audit allowed access to a world-class organization with skilled professionals and the latest information technology audit resources. Key objectives of the revised internal audit function include:

     o Focusing resources on improving operational and financial performance in areas of highest risk;

     o    Reviewing and strengthening existing internal controls;

     o    Mitigating the risk of internal control failures; and

     o    Ensuring best practices are implemented across all business units.

         The Company formed a disclosure review committee in the first quarter of 2003. The purpose of the committee is to evaluate, review and modify as necessary the disclosure controls and procedures designed to ensure that information required to be disclosed in the Company's periodic reports is recorded, processed, summarized and reported accurately in all material respects within the time periods required by the SEC's rules and forms.

         Management also amended the composition of the boards of directors of the major operating companies to include at least three corporate executives. One of the corporate executives is also chairman of the disclosure committee. The Company believes that these changes in corporate governance will enhance the disclosure controls because critical operating information and strategic actions authorized will now involve the chairman of the disclosure committee. Internal controls are expected to be enhanced by these corporate governance changes.

         Management began the formal documentation of the Company's worldwide internal controls in 2003 as part of the new requirements under the Sarbanes-Oxley legislation. This process will continue throughout 2004.

         Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective as of March 26, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         During 2003, the Company's financial reporting requirements increased significantly in connection with Foster Wheeler Ltd.'s 2002 10-K filing. The increased financial reporting stemmed from the SEC requirements relating to the security interest granted to the Senior Note holders in August 2002, and from the financial reporting requirements relating to the proposed exchange offer and restructuring process. Nine additional sets of audited financial statements for subsidiary companies (including three years comparable results) were required for 2002 and the first nine months of 2003. The Company's permanent corporate accounting staff was not structured to address this increased workload under the deadlines required. The Company hired temporary professional personnel to assist with the process. Because the temporary personnel were unfamiliar with the Company's operations, this resulted in inefficiencies in the financial reporting process. The external auditors notified the Audit Committee of the Board of Directors on December 16, 2003 that they believed the insufficient staffing levels in the corporate accounting department represented a "material weakness" in the preparation of the subsidiary financial statements, but noted that this did not constitute a material weakness for Foster Wheeler Ltd.'s Consolidated Financial Statements. A material weakness is defined as "a condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions." The Company has assigned the highest priority to the assessment of this internal control deficiency and is working together with the Audit Committee to resolve the issue. The Company is currently seeking to add additional permanent staff to replace the temporary personnel at its corporate headquarters. In the second quarter of 2004, two managers were hired in the Corporate Controller's Department and more permanent hires are expected shortly.

         The initiatives associated with implementation of the Sarbanes-Oxley legislation are also likely to require the Company to increase the quantity and quality of its financial professionals throughout the world. This is a management objective for 2004.

         On March 3, 2004, the Company's external auditors notified the Audit Committee of the Board of Directors that they believed the lack of formal process in place for senior financial management to review assumptions and check calculations on a timely basis relating to the Company's asbestos liability and asset balances represented a "material weakness" in the internal controls for the preparation of the Foster Wheeler Ltd.'s consolidated financial statements for 2003. In order to meet the accelerated deadline for filing Foster Wheeler Ltd.'s 10-K, in connection with the preparation of its 2003 consolidated financial statements, the Company submitted its calculations and assumptions relating to asbestos liability and related assets to the external auditors for their review prior to being fully reviewed by senior management. As a result, the external auditors noted a proposed change in an assumption used to calculate liability that had not been approved by senior management and also noted a mechanical error in calculating the number of open claims. In response, the Company corrected the mechanical error in its calculation and determined not to make the proposed change in the assumption.

         Estimating the Company's obligations arising from asbestos litigation, and the amounts of related insurance recoveries is a complex process involving many different assumptions about future events extending well into the future. These assumptions are developed by management together with its internal and external asbestos litigation team based on historical data regarding asbestos claims made against the Company, recoveries sought and settlement and trial resolution data. As these factors vary over any given period, the assumptions about future periods used to calculate the Company's asbestos liabilities are adjusted correspondingly. In their March 3, 2004 letter, the external auditors recommended that the assumptions and calculations prepared by members of the Company's asbestos litigation team be reviewed carefully by the Chief Accounting Officer of the Company and that all significant assumptions and estimates, including changes thereof, be approved by the Chief Financial and Chief Executive Officers of the Company prior to the asbestos calculations being submitted to the external auditor for review. The Company agreed with these suggestions and has adopted them both in connection with the 2003 audit and going forward. All asbestos estimates and assumptions included in the accompanying financial statements have been subjected to appropriate review by senior management.

Safe Harbor Statement

         Management's Discussion and Analysis of Financial Condition and Results of Operations, other sections of this Report on Form 10-Q and other reports and oral statements made by representatives of the Company from time to time may contain forward-looking statements that are based on management's assumptions, expectations and projections about the Company and the various industries within which the Company operates. These include statements regarding the Company's expectation regarding revenues (including as expressed by its backlog), its liquidity, the outcome of litigation and legal proceedings and recoveries from customers for claims, and the costs of current and future asbestos claims and the amount and timing of insurance recoveries. Such forward-looking statements by their nature involve a degree of risk and uncertainty. The Company cautions that a variety of important factors could cause business conditions and results to differ materially from what is contained in forward-looking statements, including, but not limited to, the following:

     o changes in the rate of economic growth in the United States and other major international economies;

     o changes in investment by the power, oil & gas, pharmaceutical, chemical/petrochemical and environmental industries;

     o    changes in the financial condition of our customers;

     o    changes in regulatory environment;

     o    changes in project design or schedules;

     o    contract cancellations;

     o changes in estimates made by the Company of costs to complete projects;

     o    changes in trade, monetary and fiscal policies worldwide;

     o    currency fluctuations;

     o war and/or terrorist attacks on facilities either owned or where equipment or services are or may be provided;

     o outcomes of pending and future litigation, including litigation regarding the Company's liability for damages and insurance coverage for asbestos exposure;

     o protection and validity of patents and other intellectual property rights;

     o    increasing competition by foreign and domestic companies;

     o    compliance with debt covenants;

     o    monetization of certain Power System facilities;

     o    implementation of its restructuring plan;

     o    recoverability of claims against customers; and

     o    changes in estimates used in its critical accounting policies.

         Other factors and assumptions not identified above were also involved in the formation of these forward-looking statements and the failure of such other assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. Most of these factors are difficult to predict accurately and are generally beyond the control of the Company. The reader should consider the areas of risk described above in connection with any forward-looking statements that may be made by the Company.

         The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any additional disclosures the Company makes in proxy statements, quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K filed with the Securities and Exchange Commission.

 PART II   OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Refer to Note 4 to the Condensed Consolidated Financial Statements presented in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of legal proceedings, which is incorporated by reference in this Part II.

ITEM 5 - OTHER INFORMATION

         The following represents the consolidated financial statements of Foster Wheeler LLC as of December 26, 2003 and December 27, 2002 with respect to the financial position, and for the three years ended December 26, 2003 for results of operations and for cash flows.

FOSTER WHEELER LLC
Consolidated Financial Statements
For the three years ended December 26, 2003

                         Report of Independent Auditors

To the Board of Directors and Shareholders of Foster Wheeler Ltd.:

In our opinion, the accompanying consolidated statement of financial position and the related consolidated statements of operations and comprehensive loss, of cash flows and of changes in member's deficit present fairly, in all material respects, the financial position of Foster Wheeler LLC and Subsidiaries (the "Company"), an indirect wholly-owned subsidiary of Foster Wheeler Ltd. (the "Parent"), at December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, effective December 29, 2001, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

The accompanying consolidated financial statements have been prepared assuming the Company and the Parent will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Parent has incurred significant losses in each of the three years in the period ended December 26, 2003 and has a shareholders' deficit of $872,400,000 at December 26, 2003. The Parent has substantial debt obligations and during 2003 it was required to obtain an additional amendment to its senior credit facility to provide covenant relief by modifying certain definitions of financial measures utilized in the calculation of certain financial covenants. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Parent's ability to return to profitability, to complete planned restructuring activities, to generate cash flows from operations, assets sales and collections of receivables to fund its operations, including obligations resulting from asbestos claims, as well as the maintenance of credit facilities and bonding capacity adequate to conduct business. The stock and debt of the Company has been pledged as collateral to the holders of the $200,000,000 Senior Notes issued by the Company. These matters raise substantial doubt about the Company's and the Parent's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.







PRICEWATERHOUSECOOPERS LLP
FLORHAM PARK, NEW JERSEY
MARCH 10, 2004

                       FOSTER WHEELER LLC AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                               FOR THE YEAR ENDED
                            (in thousands of dollars)

                                                                              December 26,       December 27,       December 28,
                                                                                  2003               2002               2001
                                                                              ------------       ------------       ------------
Revenues:
  Operating revenues                                                          $  3,723,815       $  3,519,177       $  3,315,314
  Other income (including interest:
    2003 - $10,130; 2002 - $12,251; 2001 - $9,060)                                  77,493             55,360             77,160
                                                                              ------------       ------------       ------------
    Total revenues and other income                                              3,801,308          3,574,537          3,392,474
                                                                              ------------       ------------       ------------
Costs and expenses:
  Cost of operating revenues                                                     3,441,342          3,426,910          3,164,025
  Selling, general and administrative expenses                                     199,949            226,524            225,392
  Other deductions                                                                 168,416            193,043            126,345
  Minority interest                                                                  5,715              4,981              5,043
  Interest expense                                                                  77,283             66,318             68,716
  Dividends on preferred security of subsidiary trust                               18,130             16,610             15,750
                                                                              ------------       ------------       ------------
  Total costs and expenses                                                       3,910,835          3,934,386          3,605,271
                                                                              ------------       ------------       ------------
Loss before income taxes                                                          (109,527)          (359,849)          (212,797)
Provision for income taxes                                                          47,426             14,657            123,454
                                                                              ------------       ------------       ------------
Net loss prior to cumulative effect of a change in
  accounting principle                                                            (156,953)          (374,506)          (336,251)
Cumulative effect of a change in accounting principle for
  goodwill, net of $0 tax                                                               --           (150,500)                --
                                                                              ------------       ------------       ------------
Net loss                                                                          (156,953)          (525,006)          (336,251)
Other comprehensive (loss)/income:
  Cumulative effect of prior years (to December 29,2000
    of a change in accounting principle for derivative
    instruments designated as cash flow hedges                                          --                 --              6,300
  Change in gain on derivative instruments designated as
    cash flow hedges                                                                    --             (3,834)            (2,466)
  Foreign currency translation adjustment                                            6,762             22,241            (10,191)
  Minimum pension liability adjustment net of tax provision/
    (benefit): 2003 - $18,886; 2002 - $(73,400); 2001 - $0                          58,677           (226,011)           (36,770)
                                                                              ------------       ------------       ------------
Comprehensive loss                                                            $    (91,514)      $   (732,610)      $   (379,378)
                                                                              ============       ============       ============

                 See notes to consolidated financial statements.

                       FOSTER WHEELER LLC AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                            (in thousands of dollars)

                                                                                         December 26, 2003       December 27, 2002
                                                                                         -----------------       -----------------
                ASSETS
Current Assets:
  Cash and cash equivalents                                                              $         364,095       $         344,305
  Short-term investments                                                                            13,390                     271
  Accounts and notes receivable, net:
    Trade                                                                                          451,010                 543,055
    Other                                                                                          105,889                  85,547
  Contracts in process                                                                             166,503                 270,492
  Inventories                                                                                        6,790                   9,332
  Prepaid, deferred and refundable income taxes                                                     37,160                  41,155
  Prepaid expenses                                                                                  30,024                  36,071
                                                                                         -----------------       -----------------
    Total current assets                                                                         1,174,861               1,330,228
                                                                                         -----------------       -----------------
Land, buildings and equipment                                                                      622,729                 769,680
Less accumulated depreciation                                                                      313,114                 361,861
                                                                                         -----------------       -----------------
    Net book value                                                                                 309,615                 407,819
                                                                                         -----------------       -----------------
Restricted cash                                                                                     52,685                  84,793
Notes and accounts receivable - long-term                                                            6,776                  21,944
Investment and advances                                                                             98,651                  88,523
Goodwill, net                                                                                       51,121                  50,214
Other intangible assets, net                                                                        71,568                  72,668
Prepaid pension cost and related benefit assets                                                      7,240                  26,567
Asbestos-related insurance recovery receivable                                                     495,400                 534,045
Other assets                                                                                       182,151                 156,279
Deferred income taxes                                                                               56,947                  69,578
                                                                                         -----------------       -----------------
      TOTAL ASSETS                                                                       $       2,507,015       $       2,842,658
                                                                                         =================       =================

      LIABILITIES AND MEMBER'S DEFICIT
Current Liabilities:
  Current installments on long-term debt                                                 $          20,979       $          31,562
  Bank loans                                                                                           121                  14,474
  Accounts payable                                                                                 305,286                 283,940
  Accrued expense                                                                                  381,370                 326,881
  Estimated costs to complete long-term contracts                                                  552,754                 645,763
  Advance payment by customers                                                                      50,248                  82,658
  Income taxes                                                                                      63,055                  64,576
                                                                                         -----------------       -----------------
    Total current liabilities                                                                    1,373,813               1,449,854
                                                                                         -----------------       -----------------
Corporate and other debt less current installment                                                  333,729                 341,702
Special-purpose project debt less current installments                                             119,281                 181,613
Capital lease obligations                                                                           62,373                  58,237
Deferred income taxes                                                                                9,092                   8,333
Pension, postretirement and other employee benefits                                                295,133                 437,820
Asbestos-related liability                                                                         526,200                 519,790
Other long-term liabilities and minority interest                                                  124,792                 109,361
Subordinated Robbins exit funding obligations less current installment                             111,589                 111,674
Notes payable to affiliates                                                                        210,000                 210,000
Mandatory redeemable preferred securities of subsidiary trust holding
  solely junior subordinated deferrable interest debentures                                        175,000                 175,000
Deferred accrued interest expense-mandatory redeemable interest securities                          38,021                  19,891
Commitments and contingencies                                                                           --                      --
                                                                                         -----------------       -----------------
      TOTAL LIABILITIES                                                                          3,379,023               3,623,275
                                                                                         -----------------       -----------------
Member's Deficit:
Membership interests and contributed capital                                                       242,613                 242,490
Accumulated deficit                                                                               (810,622)               (653,669)
Accumulated other comprehensive loss                                                              (303,999)               (369,438)
                                                                                         -----------------       -----------------
      TOTAL MEMBER'S DEFICIT                                                                      (872,008)               (780,617)
                                                                                         -----------------       -----------------
      TOTAL LIABILITIES AND MEMBER'S DEFICIT                                             $       2,507,015       $       2,842,658
                                                                                         =================       =================

                 See notes to consolidated financial statements.

                       FOSTER WHEELER LLC AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CHANGES IN MEMBER'S DEFICIT
                            (in thousands of dollars)

                                                                               December 26,       December 27,       December 28,
                                                                                   2003               2002               2001
                                                                               ------------       ------------       ------------
Membership Interests
  Balance at beginning of year                                                 $          1       $          1       $          1
                                                                               ------------       ------------       ------------
  Balance at end of year                                                                  1                  1                  1
                                                                               ------------       ------------       ------------

Contributed Capital
  Balance at beginning of year                                                      242,489            242,161            241,545
  Other                                                                                 123                328                616
                                                                               ------------       ------------       ------------
  Balance at end of year                                                            242,612            242,489            242,161
                                                                               ------------       ------------       ------------

(Accumulated Deficit) / Retained Earnings
  Balance at beginning of year                                                     (653,669)          (128,663)           212,476
  Net loss for the year                                                            (156,953)          (525,006)          (336,251)
  Cash dividends paid                                                                                                      (4,888)
                                                                               ------------       ------------       ------------
Balance at end of year                                                             (810,622)          (653,669)          (128,663)
                                                                               ------------       ------------       ------------

Accumulated Other Comprehensive Loss
  Balance at beginning of year                                                     (369,438)          (161,834)          (118,707)
  Cumulative effect on prior years (to December 29, 2000)
    of a change in accounting principle for derivative
    instruments designated as cash flow hedges                                           --                 --              6,300
  Change in net gain on derivative instruments designated as
    cash flow hedges                                                                     --             (3,834)            (2,466)
  Change in accumulated translation adjustment during the
    year                                                                              6,762             22,241            (10,191)
  Minimum pension liability (net of tax provision/(benefit):
    2003 - $15,700; 2002 - $73,400; 2001 - $0)                                       58,677           (226,011)           (36,770)
                                                                               ------------       ------------       ------------
  Balance at end of year                                                           (303,999)          (369,438)          (161,834)
                                                                               ------------       ------------       ------------


Total Shareholders' Deficit                                                    $   (872,008)      $   (780,617)      $    (48,335)
                                                                               ============       ============       ============

                See notes to consolidated financial statements.

              FOSTER WHEELER LLC AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE YEAR ENDED
                   (in thousands of dollars)

                                                                            December 26,       December 27,       December 28,
                                                                                2003               2002               2001
                                                                            ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                    $   (156,953)      $   (525,006)      $   (336,251)
Adjustments to reconcile net loss to cash flows from
  operating activities:
  Cumulative effect of a change in accounting principle                               --            150,500                 --
  Provision for impairment loss                                                   15,100             18,700                 --
  Provision for restructuring                                                         --                 --             41,570
  Depreciation and amortization                                                   35,574             44,425             55,750
  Deferred tax                                                                    19,774            (28,355)           137,801
  (Gain)/provision for loss on sale of cogeneration plants                        (4,300)            54,500             40,300
  Provision for asbestos claims                                                   68,081             26,200                 --
  Claims (recoveries)/write downs and related contract provisions                 (1,500)           136,200             37,000
  Contract reserves and receivable provisions                                     32,300             80,500            123,600
  Dividends on Preferred Trust securities                                         18,130             16,610              3,484
  Gain on sale of land, building and equipment                                   (17,970)            (1,269)           (10,174)
  Earnings on equity interests, net of dividends                                  (9,145)            (4,262)            (4,658)
  Other equity earnings, net of dividends                                         (3,312)            (1,850)            (1,544)
  Other noncash items                                                             (2,884)           (14,827)            (2,787)
Changes in assets and liabilities:
  Receivables                                                                     77,959            192,588            (96,775)
  Contracts in process and inventories                                            47,353             53,361            (88,044)
  Accounts payable and accrued expenses                                           11,265           (153,565)            35,338
  Estimated costs to complete long-term contracts                               (142,914)            62,870            (25,026)
  Advance payments by customers                                                  (38,287)            18,206              5,399
  Income taxes                                                                     2,499             15,535            (14,206)
  Other assets and liabilities                                                   (12,868)            19,304             10,542
                                                                            ------------       ------------       ------------
  Net cash (used)/provided by operating activities                               (62,098)           160,365            (88,681)
                                                                            ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Change in restricted cash                                                       38,414            (84,793)                --
  Capital expenditures                                                           (12,870)           (53,395)           (33,998)
  Proceeds from sale of assets                                                    87,159              6,282             59,672
  Decrease in investments and advances                                                --              9,107             16,008
  (Increase)/decrease in short-term investments                                   (6,808)                93              1,530
                                                                            ------------       ------------       ------------
  Net cash provided/(used) by investing activities                               105,895           (122,706)            43,212
                                                                            ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends to common shareholders                                                    --                 --             (4,888)
  Partnership distribution                                                        (2,879)            (2,061)            (1,367)
  Repurchase of common stock                                                          --                 --                (37)
  Proceeds from convertible subordinated notes                                        --                 --            202,912
  Proceeds from the exercise of stock options                                         --                 --                627
  Decrease in short-term debt                                                    (14,826)            (7,792)           (82,032)
  Proceeds from long-term debt                                                        --             70,546            185,042
  Proceeds from lease financing obligation                                            --             44,900                 --
  Repayment of long-term debt                                                    (34,100)           (45,591)          (214,724)
                                                                            ------------       ------------       ------------
  Net cash (used)/provided by financing activities                               (51,805)            60,002             85,533
                                                                            ------------       ------------       ------------

Effect of exchange rate changes on cash and cash equivalents                      27,798             22,624             (7,937)
                                                                            ------------       ------------       ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                             19,790            120,285             32,127
Cash and cash equivalents at beginning of year                                   344,305            224,020            191,893
                                                                            ------------       ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $    364,095       $    344,305       $    224,020
                                                                            ============       ============       ============

Cash paid during the year for:
  Interest (net of amount capitalized)                                      $     63,194       $     60,973       $     74,201
                                                                            ------------       ------------       ------------
  Income taxes                                                              $     17,588       $     13,508       $     15,543
                                                                            ------------       ------------       ------------

        See notes to consolidated financial statements.

                       FOSTER WHEELER LLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (in thousands of dollars)

1. Nature of Operations and Relationship to Foster Wheeler Ltd. and Subsidiaries

         Foster Wheeler LLC (the "Company" or "Foster Wheeler") was formed on February 9, 2001 as a Delaware Limited Liability Company. Pursuant to a reorganization, which occurred on May 25, 2001, Foster Wheeler Corporation was merged into Foster Wheeler LLC and the assets (primarily investments in subsidiaries which design, engineer and construct petroleum, chemical, petrochemical and alternative fuel facilities and related infrastructures and design, manufacture and erect steam generating and auxiliary equipment for power stations and industrial markets worldwide) and liabilities of Foster Wheeler Corporation were recorded by Foster Wheeler LLC at historical cost. The Company is a wholly owned subsidiary of Foster Wheeler Holdings Ltd. who, in turn, is a wholly owned subsidiary of Foster Wheeler Ltd. Foster Wheeler LLC is a holding company which owns the stock of substantially all subsidiary companies in the Foster Wheeler group.

         The business of the Company falls within two business groups. The Engineering and Construction Group (the "E&C Group") designs, engineers, and constructs petroleum processing facilities (upstream and downstream), chemical, petrochemical, pharmaceutical and natural gas liquefaction (LNG) facilities, and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment and water treatment facilities. The E&C Group provides direct technical and management services, and purchases equipment, materials and services from third party vendors and subcontractors. The group has industry leading technology in delayed coking, solvent de-asphalting and hydrogen production. The E&C Group also provides a broad range of environmental remediation services, together with related technical, design and regulatory services. The Energy Group designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized bed and conventional boilers firing coal, oil, gas, biomass and municipal solid waste, waste wood, and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass full plant construction, maintenance engineering, plant upgrading and life extension and plant repowering. The Energy Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Energy Group builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries. The Energy Group generates revenues from construction and operating activities pursuant to long-term sale of project outputs (i.e., electricity contracts), operating and maintenance agreements and from returns on its equity positions.

2. Going Concern

        The accompanying consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company may not, however, be able to continue as a going concern. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company's ability to return to profitability, to continue to generate cash flows from operations, asset sales and collections of receivables to fund its obligations including those resulting from asbestos related liabilities, as well as the Company maintaining credit facilities and bonding capacity adequate to conduct its business. The Company has incurred significant losses in each of the years in the three-year period ended December 26, 2003, and has a member's deficit of $872,008. The Company has substantial debt obligations and during 2002 it was unable to comply with certain debt covenants under the previous revolving credit agreement. As described in more detail below, the Company received waivers of covenant violations and ultimately negotiated new credit facilities in August 2002. In November 2002, the credit facilities were amended to provide covenant relief of up to $180,000 of gross pretax charges recorded in the third quarter of 2002 and also to provide that up to an additional $63,000 in pretax charges related to specific contingencies could be excluded from the covenant calculation through December 2003, if incurred. In March 2003, the Senior Credit Facility was again amended to provide further covenant relief by modifying certain definitions of financial measures utilized in the calculation of the financial covenants and the minimum earnings before interest expense, taxes, depreciation and amortization ("EBITDA") and senior debt ratio. The credit facilities were also amended in July 2003 to provide waivers of the applicable sections of the Senior Credit Facility to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. There is no assurance that the Company will be able to comply with the terms of the Senior Credit Facility, as amended, and other debt agreements during 2004. Management's current forecast indicates that the Company will be in compliance with the financial covenants contained in the Senior Credit Facility throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants.

         The Company's U.S. operations, which include the corporate center, are cash flow negative and are expected to continue to generate negative cash flow due to a number of factors including the litigation and settlement of asbestos related claims, costs related to the Company's indebtedness, obligations to fund U.S. pension plans, and other expenses related to corporate overhead.

         Management closely monitors liquidity and updates its U.S. cash flow forecasts weekly. These forecasts include, among other analyses, cash flow forecasts, which include cash on hand, cash flows from operations, cash repatriations and loans from non-U.S. subsidiaries, asset sales, collections of receivables and claims recoveries, and working capital needs. The Company's current cash flow forecasts indicate that sufficient cash will be available to fund the Company's U.S. and foreign working capital needs throughout 2004.

         As of December 26, 2003, the Company had aggregate indebtedness of approximately $1,000,000. The corporate debt must be funded primarily from distributions from foreign subsidiaries. As of December 26, 2003, the Company had cash and cash equivalents on hand, short-term investments, and restricted cash totaling $430,200 compared to $429,400 as of December 27, 2002. Of the $430,200 total at December 26, 2003, approximately $366,700 was held by foreign subsidiaries. The Company is sometimes required to cash collateralize bonding or certain bank facilities. The amount of restricted cash at December 26, 2003 was $52,700, of which $48,000 relates to the non-U.S. operations.

         The Company requires cash distributions from its non-U.S. subsidiaries in the normal course of its operations to meet its U.S. operations' minimum working capital needs. The Company's current 2004 forecast assumes cash repatriations from its non-U.S. subsidiaries from royalties, management fees, intercompany loans, debt service on intercompany loans, and dividends of approximately $61,000. In 2003, the Company repatriated approximately $100,000 from its non-U.S. subsidiaries.

         There can be no assurance that the forecasted foreign cash transfers will occur as there are significant legal and contractual restrictions on the Company's ability to repatriate funds from its non-U.S. subsidiaries. These subsidiaries need to keep certain amounts available for working capital purposes, to pay known liabilities, and for other general corporate purposes. Such amounts exceed, and are not directly comparable to, the foreign component of restricted cash previously noted. In addition, certain of the Company's non-U.S. subsidiaries are parties to loan and other agreements with covenants, and are subject to statutory minimum capitalization requirements in their jurisdictions of organization that restrict the amount of funds that such subsidiaries may distribute. Distributions in excess of these specified amounts would violate the terms of the agreements or applicable law which could result in civil or criminal penalties. The repatriation of funds may also subject those funds to taxation. As a result of these factors, the Company may not be able to repatriate and utilize funds held by its non-U.S. subsidiaries or future earnings of those subsidiaries in sufficient amounts to fund its U.S. working capital requirements, to repay debt, or to satisfy other obligations of its U.S. operations, which could limit Foster Wheeler Ltd.'s and the Company's ability to continue as a going concern.

         As part of its debt restructuring plan, Foster Wheeler Ltd. and certain of its subsidiaries filed an amended registration statement with the Securities and Exchange Commission ("SEC") on December 22, 2003 and as further amended on January 13, 2004, relating to an offer for all of the existing $175,000 Preferred Trust Securities, $210,000 Convertible Notes, $113,300 Robbins bonds, and $200,000 2005 Senior Notes (the "Senior Notes") due 2005.

         On February 5, 2004, Foster Wheeler Ltd. announced, in support of its restructuring activities, a number of institutional investors have committed to provide $120,000 of new financing to the Company to replace the current term loan and the revolving credit facility portions of its Senior Credit Facility. This commitment is contingent upon the completion of the proposed exchange offer. Additionally, the Company has discontinued its previously announced plans to divest one of its European operating units.

         The total amount of debt and preferred trust securities subject to the exchange offer is approximately $700,000. Interest expense incurred on this debt in 2003 totaled approximately $55,000. Foster Wheeler Ltd. is offering a mix of equity as well as debt with longer maturities in exchange for these securities. Foster Wheeler Ltd. anticipates that both total debt and related interest expense would be significantly reduced upon completion of the debt exchange offer; however, there can be no assurance that Foster Wheeler Ltd. will complete the exchange offer on acceptable terms, or at all.

         Failure by the Company to achieve its cash flow forecast or to complete the components of the restructuring plan on acceptable terms would have a material adverse effect on the Company's financial condition. These matters raise substantial doubt about the Company's ability to continue as a going concern.

         In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility which expires on April 30, 2005. The Senior Credit Facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and, in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the Company's sale of the Foster Wheeler Environmental Corporation net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $11,800 were made on the term loan during 2003.

         The financial covenants in the agreement commenced at the end of the first quarter 2003 and include a senior leverage ratio and a minimum EBITDA defined in the agreement, as amended. Compliance with these covenants is measured quarterly. The EBITDA covenant compares the actual average rolling four quarter EBITDA, as adjusted in the Senior Credit Facility, to minimum EBITDA targets. The senior leverage covenant compares actual average rolling EBITDA, as adjusted in the Senior Credit Facility, to total senior debt. The resultant multiple of debt to EBITDA must be less than maximum amounts specified in the Senior Credit Facility. Management's current forecast indicates that Company will be in compliance with these covenants throughout 2004.

         Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 in pretax charges related to specific contingencies may be excluded from the covenant calculation through December 31, 2003, if incurred. As of December 26, 2003, $31,000 of the contingency risks were favorably resolved, and additional project reserves were established for $32,000 leaving a contingency balance of $0.

         Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

         Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, the Company agreed to pay on March 31, 2004 a fee equal to 5% of the lenders' credit exposure on March 31, 2004 if the Company has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company expects the gross amount of this fee, if required, will be approximately $14,000, which has been accrued and included in the Company's liquidity forecast for 2004.

         Holders of the Company's Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of the Company's subsidiaries and on facilities owned by the Company or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by the Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 as of December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

         The Company finalized a sale/leaseback arrangement in the third quarter of 2002 for an office building at its corporate headquarters. This capital lease arrangement leases the facility to the Company, for an initial non-cancelable period of 20 years. The proceeds from the sale/leaseback were sufficient to repay the balance outstanding under a previous operating lease arrangement of $33,000 for a second corporate office building. The long-term capital lease obligation is included in capital lease obligations in the accompanying consolidated statement of financial position.

         In the third quarter of 2002, the Company entered into a receivables financing facility that matures on August 15, 2005 and is secured by a portion of certain of the Company's domestic trade receivables. The facility operates through the use of a wholly owned, special-purpose subsidiary, Foster Wheeler Funding II LLC ("FW Funding") as described below. FW Funding is included in the consolidated financial statements of the Company.

         FW Funding is a party to a Purchase, Sale and Contribution Agreement ("PSCA") with six of the Company's wholly owned domestic subsidiaries. Pursuant to PSCA, FW Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. FW Funding simultaneously entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC. Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as collateral. FW Funding pays 10% interest on all outstanding borrowings. In addition, FW Funding pays a monthly unused line fee equal to 0.5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

         No borrowings were outstanding under this facility as of December 26, 2003 or December 27, 2002. As of December 26, 2003, FW Funding held $94,200 of trade accounts receivable, net of allowances, which are included in the consolidated statement of financial position.

         On January 26, 2004, subsidiaries in the U.K. entered into a two-year revolving credit facility with Saberasu Japan Investments II B.V. in the Netherlands. The facility provides for up to $45,000 of additional revolving loans available to provide working capital which may be required by these subsidiaries as they seek to grow the business by pursuing a larger volume of lump sum EPC contracts. The facility is secured by substantially all of the assets of these subsidiaries. The facility is subject to covenant compliance. Such covenants include a minimum EBITDA level and a loan to EBITDA ratio. As of March 10, 2004, the facility remains undrawn.

         The Senior Credit Facility, the sale/leaseback arrangement, and the receivables financing arrangement have quarterly debt covenant requirements. Management's forecast indicates that the Company will be in compliance with the debt covenants throughout 2004. However, there can be no assurance that the actual financial results will match the forecasts or that the Company will not violate the covenants. If the Company violates a covenant under the Senior Credit Facility, the sale/leaseback arrangement, or receivables financing arrangement, repayment of amounts borrowed under such agreements could be accelerated. Acceleration of these facilities would result in a default under the following agreements: the Senior Notes, the Convertible Subordinated Notes, the Preferred Trust Securities, the Subordinated Robbins Facility exit funding obligations, and certain of the special-purpose project debt facilities, which would allow such debt to be accelerated as well. The total amount of the Company debt that could be accelerated, including the amount outstanding under the Senior Credit Facility, is $919,300 as of December 26, 2003. The Company would not be able to repay amounts borrowed if the payment dates were accelerated. The debt covenants and the potential payment acceleration requirements raise substantial doubts about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         On March 18, 2003, Foster Wheeler Ltd. received a formal notice from the New York Stock Exchange ("NYSE") indicating that Foster Wheeler Ltd. was below the continued listing criteria of a total market capitalization of not less than $50,000 over a 30-day trading period and shareholders' equity of not less than $50,000. Following discussions with Foster Wheeler Ltd. in May 2003, the NYSE permitted Foster Wheeler Ltd.'s securities to continue to be listed subject to its return to compliance with the continued listing standard within 18 months of receipt of the notice and further subject to quarterly review by the NYSE. At that time, Foster Wheeler Ltd.'s ticker symbol was designated with the suffix "bc" indicating that it was below compliance with the NYSE listing standards. Following its most recent review, the NYSE determined to de-list Foster Wheeler Ltd. as of November 14, 2003 based on its inability to meet the NYSE's minimum shareholders' equity requirement of positive $50,000. Foster Wheeler Ltd.'s common stock now trades on the Pink Sheets and its common stock and 9.00% FW Preferred Capital Trust I securities are quoted and traded on the Over-the-Counter Bulletin Board ("OTCBB").

         Under Bermuda law, the consent of the Bermuda Monetary Authority ("BMA") is required prior to the transfer by non-residents of Bermuda of a Bermuda company's shares. Since becoming a Bermuda company, Foster Wheeler Ltd. has relied on an exemption from this rule provided to NYSE-listed companies. Due to Foster Wheeler Ltd. being de-listed, this exemption is no longer available. To address this issue, Foster Wheeler Ltd. obtained the consent of the BMA to transfers between non-residents for so long as its shares continue to be quoted in the Pink Sheets or on the OTCBB. Foster Wheeler Ltd. believes that this consent will continue to be available.

3. Summary of Significant Accounting Policies

         Principles of Consolidation -- The consolidated financial statements include the accounts of Foster Wheeler LLC and all significant domestic and foreign subsidiary companies. All significant intercompany transactions and balances have been eliminated.

         The Company's fiscal year is the 52- or 53-week annual accounting period ending the last Friday in December for domestic operations and December 31 for foreign operations. For domestic operations, the years 2003, 2002 and 2001 included 52 weeks.

         Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Changes in estimates are reflected in the periods in which they become known. Significant estimates are used when accounting for long-term contracts including customer and vendor claims, depreciation, employee benefit plans, taxes, asbestos litigation and expected recoveries and contingencies, among others. At December 26, 2003, December 27, 2002 and December 28, 2001, the Company had claims of $0, $9,000 and $135,000, respectively. The decrease in recorded claims in 2002 resulted from the collection of $11,000 and a provision recorded for the balance. In 2002, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience, management's desire to monetize claims, and the poor economic conditions impacting the markets served by the Company.

         Revenue Recognition on Long-term Contracts -- Revenues and profits in long-term fixed-price contracts are recorded under the percentage-of-completion method. Progress towards completion is measured using physical completion of individual task for all contracts with a value of $5,000 or greater. Progress toward completion of fixed-priced contracts with a value under $5,000 is measured using the cost-to-cost method.

         Revenues and profits on cost reimbursable contracts are recorded as the costs are incurred. The Company includes flow-through costs consisting of materials, equipment and subcontractor costs as revenue on cost-reimbursable contracts when the Company is responsible for the engineering specifications and procurement for such costs.

         Contracts in progress are stated at cost, increased for profits recorded on the completed effort or decreased for estimated losses, less billings to the customer and progress payments on uncompleted contracts. Negative balances are presented as "estimated costs to complete long-term contracts." The Company has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. However, current estimates may be revised as additional information becomes available. If estimates of costs to complete long-term contracts indicate a loss, provision is made currently for the total loss anticipated. The elapsed time from award of a contract to completion of performance may be up to four years.

         Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that a contractor seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs. The Company records claims in accordance with paragraph 65 of the American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." This statement of position states that recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. Those two requirements are satisfied by the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor's performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded only to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. Such claims are currently in various stages of negotiation, arbitration and other legal proceedings.

         Certain special-purpose subsidiaries in the Energy Group are reimbursed by customers for their costs, including amounts related to principal repayments of non-recourse project debt, for building and operating certain facilities over the lives of the non-cancelable service contracts. The Company records revenues relating to debt repayment obligations on these contracts on a straight-line basis over the lives of the service contracts, and records depreciation of the facilities on a straight-line basis over the estimated useful lives of the facilities, after consideration of the estimated residual value.

         Cash and Cash Equivalents -- Cash and cash equivalents include highly liquid short-term investments purchased with original maturities of three months or less. Cash and cash equivalents of approximately $305,300 are maintained by foreign subsidiaries as of December 26, 2003. These subsidiaries require a substantial portion of these funds to support their liquidity and working capital needs, as well as required minimum capitalization and contractual restrictions. Accordingly, these funds may not be readily available for repatriation to U.S. entities.

         Restricted Cash -- Restricted cash at December 26, 2003 consists of approximately $4,000 held primarily by special purpose entities and restricted for debt service payments, approximately $44,900 that was required to collateralize letters of credit and bank guarantees, and approximately $3,800 of client escrow funds. Domestic restricted cash totals approximately $4,700 which relates to funds held primarily by special purpose entities and restricted for debt service payments and client escrow funds. Foreign restricted cash totals approximately $48,000 and is comprised of cash collateralized letters of credit and bank guarantees and client escrow funds.

         Restricted Net Assets -- One of the Company's subsidiaries has entered into a bonding arrangement with a bank, which contains covenants limiting its ability to make distributions to the Company. The covenants include a restriction on the distribution of dividends to 75% of statutory earnings and the requirement to maintain an equity ratio (calculated as equity divided by the sum of the equity and total liabilities) of at least 30%. In addition, the subsidiary is not permitted to make intercompany loans to the Company. As a result, the net assets of the subsidiary can only be distributed annually through dividends after the subsidiary's statutory financial statements have been issued. As of December 26, 2003 and December 27, 2002, $37,148 and $30,638, respectively, of the subsidiary's retained earnings are considered restricted.

         Short-term Investments -- Short-term investments consist primarily of bonds of foreign governments and are classified as available for sale under FASB Statement No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Realized gains and losses from sales are based on the specific-identification method. For the years ended 2003, 2002 and 2001, unrealized gains and losses were immaterial.

                                                        2003          2002       2001
                                                      --------      --------  --------
 Proceeds from sales of short-term investments          $--          $--        $2,000
 Gain/(loss)                                            $--          $--        $  --

         Trade Accounts Receivable -- In accordance with terms of long-term contracts, certain percentages of billings are withheld by customers until completion and acceptance of the contracts. Final payments of all such amounts withheld, which might not be received within a one-year period, are indicated in
Note 5. In conformity with industry practice, however, the full amount of accounts receivable, including such amounts withheld, has been included in current assets.

         Trade accounts receivable are continually evaluated in accordance with corporate policy. Provisions are established on a project specific basis when there is an issue associated with the client's ability to make payments or there are circumstances where the client is not making payment due to contractual issues. Customer payment history, trends within the various markets served and general economic trends are also evaluated when considering the necessity of a provision.

         Other Accounts and Notes Receivable -- Non-trade accounts and notes receivable consist primarily of:

                                                     2003         2002
                                                    -------      -------
Insurance claims receivable                         $60,000      $35,000
Foreign refundable value-added tax                  $13,600      $ 6,800

         Land, Buildings and Equipment -- Depreciation is computed on a straight-line basis using composite estimated lives ranging from 10 to 50 years for buildings and from 3 to 35 years for equipment. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Upon retirement or other disposition of fixed assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in earnings.

         Effective December 29, 2001, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the accounting for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of this statement are effective for financial statements issued for the fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company's results of operations and financial position were not affected by the initial adoption of this statement.

         The Company recorded an impairment loss of $15,100 on a corporate office building in the third quarter of 2003 in anticipation of a sale, in accordance with SFAS No. 144. The loss was recorded in other deductions on the consolidated statement of operations and comprehensive loss. The carrying value of the building is included in land, buildings, and equipment on the consolidated balance sheet.

         In 2002, the Company recorded losses of $35,500 in anticipation of a sale of its Hudson Falls waste-to-energy facility. This facility was sold in October, 2003. A loss of $19,000 was also recorded in 2002 on the Charleston waste-to-energy facility. This facility was sold in October 2002. These losses were recorded in other deductions on the consolidated statement of operations and comprehensive loss.

         During the third quarter of 2002, management of the Energy Group approved a plan to convert the use of its domestic manufacturing facility to focus on the after-market service business and wind down the facility's fabrication of new power generation equipment due to cost competitive considerations. The plan was subject to discussions with the local labor unions. In accordance with SFAS No. 144, the facility was tested for impairment using estimated future cash flows based on the revised use of the facility. The review indicated impairment in the facility's carrying value of $13,400. The Company recorded the impairment loss in the third quarter of 2002 and the impairment is reflected in the cost of operating revenues as depreciation in the accompanying consolidated statement of operations and comprehensive loss. During the fourth quarter of 2002, the Company decided to take the necessary steps to mothball the facility. Additional charges of $5,300 were recorded in December 2002.

         Investments and Advances -- The Company uses the equity method of accounting for investment ownership of between 20% and 50% in affiliates unless significant economic considerations indicate that the cost method is appropriate. The equity method is also used for investments in which ownership is greater than 50% when the Company does not have a controlling financial interest. Investment ownership of less than 20% in affiliates is carried at cost. Currently, all of the Company's significant investments in affiliates are recorded using the equity method.

         Income Taxes -- Deferred income taxes are provided on a liability method whereby deferred tax assets/liabilities are established for the difference between the financial reporting and income tax basis of assets and liabilities, as well as operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Investment tax credits are accounted for by the flow-through method whereby they reduce income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company's tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amounts.

         Provision is made for Federal income taxes which may be payable on foreign subsidiary earnings to the extent that the Company anticipates they will be remitted. Unremitted earnings of foreign subsidiaries which have been, or are intended to be, permanently reinvested (and for which no Federal income tax has been provided) aggregated $177,500 as of December 26, 2003. It is not practicable to estimate the additional tax that would be incurred, if any, if these amounts were repatriated.

         Foreign Currency -- Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates and income and expenses and cash flows at monthly weighted-average rates.

                                                              2003            2002            2001
                                                            ---------       ---------       ---------

Cumulative translation adjustment at beginning of year      $ (85,157)      $(107,398)      $ (97,207)
Current year foreign currency adjustment                        6,762          22,241         (10,191)
                                                            ---------       ---------       ---------
Cumulative translation adjustment at end of year            $ (78,395)      $ (85,157)      $(107,398)
                                                            =========       =========       =========


                                                     2003        2002         2001
                                                   ---------   ---------    --------
Foreign currency transaction gains                  $1,700      $2,900      $3,400
Foreign currency transaction gains, net of tax       1,100       1,900       2,200


         The Company enters into foreign exchange contracts in its management of foreign currency exposures related to commercial contracts. Changes in the fair value of derivative contracts that qualify as designated cash flow hedges are deferred until the hedged forecasted transaction affects earnings. Amounts receivable (gains) or payable (losses) under foreign exchange hedges are recognized as deferred gains or losses and are included in either contracts in process or estimated costs to complete long-term contracts. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." At December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded approximately a $3,400 after tax loss in 2003 and a $5,500 after tax gain in 2002.

         Inventories -- Inventories, principally materials and supplies, are stated at the lower of cost or market, determined primarily on the average-cost method.

         Intangible Assets -- Intangible assets consist principally of the excess of cost over the fair value of net assets acquired (goodwill), trademarks and patents. Patents and trademarks are being amortized on a straight-line basis over periods of 12 to 40 years.

         Effective December 29, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which supersedes APB Opinion No. 17, "Intangible Assets." The statement requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The Company tests for impairment at the reporting unit level as defined in SFAS No. 142. Goodwill was allocated to the reporting units based on the original purchase price allocation. This test is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value, which is based on future cash flows, exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds the fair value, the second step must be performed to measure the amount of the impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. An impairment loss would be recognized in an amount equal to the excess of the carrying amount of the goodwill over the implied fair value of the goodwill. Impairment losses have been measured as of December 29, 2001 and recognized as the cumulative effect of a change in accounting principle in 2002. SFAS No. 142 also requires that intangible assets with determinable useful lives be amortized over their respective estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144.

         As of December 26, 2003 and December 27, 2002, the Company had unamortized goodwill of $51,121 and $50,214, respectively. The increase in goodwill of $907 resulted from foreign currency exchange gains. All of the goodwill at December 26, 2003, and all but $27 of the goodwill at December 27, 2002 related to the Energy Group. As of December 28, 2001, the Company had unamortized goodwill of $200,152. The reduction in goodwill in 2002 is due to the $150,500 impairment losses discussed below, offset by foreign currency translation adjustments of $562. In accordance with SFAS No. 142, the Company is no longer amortizing goodwill and in 2003, the fair value of the reporting units exceeded the carrying amounts. The Company recognized $150,500 of impairment losses in 2002 related to the goodwill as a cumulative effect of a change in accounting principle. Of this total, $24,800 was associated with the Camden waste-to-energy facility and $77,000 was associated with the North American Power unit included in the operations of the Energy Group. The fair value of the facility and the operating unit were estimated using the expected present value of future cash flows. The remaining $48,700 relates to Foster Wheeler Environmental Corporation in the E & C Group. An impairment of the goodwill on this subsidiary was initially determined based upon indications of its market value from potential buyers. Based upon the market value, it was determined under step one that a potential impairment existed. The Company then completed step two and determined that a full write down of the goodwill was required. All of the other reporting units were also subjected to the first step of the goodwill impairment test.

         As of December 26, 2003 and December 27, 2002, the Company had unamortized identifiable intangible assets of $71,568 and $72,668, respectively. The following table details amounts relating to those assets.

                         As of December 26, 2003        As of December 27, 2002
                         -----------------------        -----------------------
                          Gross                          Gross
                         Carrying      Accumulated     Carrying      Accumulated
                          Amount       Amortization      Amount       Amortization
                         --------       --------        --------       --------
Patents                  $ 36,703       $(13,802)       $ 35,695       $(11,973)
Trademarks                 61,943        (13,276)         60,378        (11,432)
                         --------       --------        --------       --------
Total                    $ 98,646       $(27,078)       $ 96,073       $(23,405)
                         ========       ========        ========       ========


         Amortization expense related to patents and trademarks for 2003, 2002, and 2001 was $3,675, $3,535, and $3,165, respectively. Amortization expense is expected to approximate $3,500 each year in the next five years.

         The following table presents the current and prior years reported amounts adjusted to eliminate the effect of goodwill amortization in accordance with SFAS No. 142.

                                     December 26,    December 27,    December 28,
                                        2003            2002            2001
                                      ---------       ---------       ---------
Reported net loss                     $(156,953)      $(525,006)      $(336,251)
Add back: goodwill amortization              --              --           5,369
                                      ---------       ---------       ---------
Adjusted net loss                     $(156,953)      $(525,006)      $(330,882)
                                      =========       =========       =========

         Stock Option Plans -- Foster Wheeler Ltd. has two fixed option plans which reserve shares of common stock for issuance to executives, key employees, and directors. Employees of the Company participate in these plans. Foster Wheeler Ltd. and the Company have adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure." Accordingly, no compensation cost has been recognized by the Company for the stock option plans. Had compensation cost for Foster Wheeler Ltd.'s stock option plans been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                                                 2003            2002            2001
                                                               ---------       ---------       ---------

Net loss-- as reported                                         $(156,953)      $(525,006)      $(336,251)
Deduct:  Total stock-based employee compensation
  expense determined under fair value based method
  for awards net of taxes of $5 in 2003, $390 in 2002 and
  $154 in 2001                                                        93           3,602           5,868
                                                               ---------       ---------       ---------
Net loss--pro forma                                            $(157,046)      $(528,608)      $(342,119)
                                                               =========       =========       =========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   2003          2002          2001
                                 -------       -------       -------
Dividend yield                     0.00%         0.00%         1.36%
Expected volatility               88.23%        83.62%        79.20%
Risk free interest rate            3.22%         2.90%         4.23%
Expected life (years)              5.0           5.0           5.0

         Under the 1995 Stock Option Plan approved by the shareholders of Foster Wheeler Ltd. in April 1995 and amended in April 1999 and May 2002, the total number of shares of common stock that may be granted is 5,300,000. In April 1990, the shareholders of Foster Wheeler Ltd. approved a Stock Option Plan for Directors of the Company. On April 29, 1997, the shareholders of Foster Wheeler Ltd. approved an amendment of the Directors' Stock Option Plan, which authorizes the granting of options on 400,000 shares of common stock to non-employee directors of Foster Wheeler Ltd., who will automatically receive an option to acquire 3,000 shares each year.

         These plans provide that shares granted come from Foster Wheeler Ltd.'s authorized but unissued or reacquired common stock. The price of the options granted pursuant to these plans will not be less than 100% of the fair market value of the shares on the date of grant. An option may not be exercised within one year from the date of grant and no option will be exercisable after ten years from the date granted.

         Foster Wheeler Ltd. also granted 1,300,000 inducement options in 2001 to its chief executive officer in connection with an employment agreement and a further 1,000,000 options in 2002 based upon an amendment to his employment agreement. The 2001 options vest 20% each year over the term of the agreement, while the 2002 options vest one-forty-eighth (1/48) on the date of grant and 1/48 on the first day of each successive month thereafter. Foster Wheeler Ltd granted 255,000 inducement options to its president and chief executive officer of Foster Wheeler North America Corp. (a wholly owned subsidiary formerly known as "Foster Wheeler Power Group, Inc.") in connection with his employment agreement in 2002 and granted a further 100,000 inducement option to him in 2003. The 2002 options vest ratably over five years, while the 2003 options vest ratably over four years. The price of the options granted pursuant to these agreements was fair market value on the date of the grant. The options granted under these agreements expire 10 years from the date granted.

         In 2002, Foster Wheeler Ltd. granted 250,000 options to one of its consultants. The price of the options granted was fair market value on the date of the grant. The options fully vested on March 31, 2003 and expire ten years from the date of grant. In accordance with SFAS No. 123, the Company recognized $123 and $328 of expense related to these options in 2003 and 2002, respectively. As these options are not part of Foster Wheeler Ltd.'s employee stock option plans, they are not included in the information presented on the following page.

         Information regarding these option plans for the years 2003, 2002, and 2001 is as follows (presented in actual number of shares):

                                                          2003                        2002                          2001
                                                 -----------------------     -----------------------       ---------------------
                                                                Weighted                    Weighted                    Weighted
                                                                 Average                    Average                      Average
                                                                Exercise                    Exercise                    Exercise
                                                   Shares         Price        Shares        Price           Shares       Price
                                                   ------         -----        ------        -----           ------       -----
Options outstanding, beginning of year           8,201,099       $9.76       4,724,621       $16.25        2,924,621       $23.36

Options exercised                                       --                          --           --          (66,000)        9.51

Options granted                                    117,145        1.20       3,600,361         1.64        1,909,250         5.21

Options cancelled or expired                      (450,589)       6.80        (123,883)       21.66          (43,250)       19.84
                                                 ---------                   ---------                     ---------

Options outstanding, end of year                 7,867,655       $9.80       8,201,099        $9.76        4,724,621       $16.25
                                                 =========                   =========                     =========

Option price range at end of year                    $1.17  to                   $1.46 to                     $4.985 to
                                                  $44.0625                    $44.0625                      $44.0625
Option price range for exercised shares                 --                          --                         $9.00 to
                                                                                                            $15.0625
Options available for grant at end of year         506,846                     445,069                       430,180
                                                 =========                   =========                     =========

Weighted-average fair value of options
  granted during the year                            $0.84                       $1.11                         $3.15

Options exercisable at end of year               4,588,894                   3,338,752                     2,414,547

Weighted-average price of exercisable
  options at end of year                            $14.80                      $19.93                        $26.09

         The following table summarizes information about fixed-price stock options outstanding as of December 26, 2003:

                                      Options Outstanding                                    Options Exercisable
                              ---------------------------------------------------       ------------------------------
                                                   Weighted-
                                  Number           Averaged           Weighted-            Number         Weighted-
     Range of                  Outstanding        Remaining           Averaged           Exercisable       Averaged
 Exercise Prices               at 12/26/03     Contractual Life    Exercise Price        at 12/26/03   Exercise Price
 ---------------               -----------     ----------------    --------------        -----------   --------------
$32.9375  to  $40.0625            140,834           1 year             $35.47               140,834        $35.47
29.75     to  30.00               347,167           2 years             29.88               347,167         29.88
42.1875   to  44.0625             231,584           3 years             42.33               231,584         42.33
36.9375                           341,500           4 years             36.94               341,500         36.94
27.63                             382,000           5 years             27.63               382,000         27.63
13.50     to  15.0625             608,000           6 years             14.12               608,000         14.12
6.34375   to  10.00               574,486           7 years              8.72               448,486          8.36
4.985     to  5.6875            1,875,500           8 years              5.20             1,040,167          5.34
1.46      to  1.64              3,249,439           9 years              1.62             1,049,156          1.62
1.17      to  1.205               117,145          10 years              1.20                    --            --
                                ---------                                                 ---------
$1.17     to  $44.0625          7,867,655                                                 4,588,894
                                =========                                                 =========

         Recent Accounting Developments -- In November 2002, the FASB issued FASB Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded.

         This Interpretation does not apply to certain guarantee contracts and the provisions related to recognizing a liability at inception for the fair value of the guarantor's obligation do not apply to the following:

         a. Product warranties

         b. Guarantees that are accounted for as derivatives

         c. Guarantees that represent contingent consideration in a business combination

         d. Guarantees for which the guarantor's obligations would be reported as an equity item (rather than a liability)

         e. An original lessee's guarantee of lease payments when that lessee remains secondarily liable in conjunction with being relieved from being the primary obligor (that is, the principal debtor) under a lease restructuring

         f. Guarantees issued between either parents and their subsidiaries or corporations under common control

         g. A parent's guarantee of a subsidiary's debt to a third party, and a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent.

         However, the guarantees described in (a)-(g) above are subject to the disclosure requirements.

         The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in FIN 45 are effective for financial statements of annual periods ending after December 15, 2002. The Company in its 2002 Form 10-K implemented the disclosure requirements of this interpretation. The Company implemented the recognition and measurement provisions of the interpretation in the first quarter of 2003.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." This interpretation requires consolidation by business enterprises of variable interest entities which have one or both of the following characteristics:

          o The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interest that will absorb some or all of the expected losses of the entity; and

          o The equity investors lack one or more of the following essential characteristics of a controlling financial interest: a) the direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights; b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities; and c) the right to receive expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected loss.

         FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. On October 9, 2003, the effective date of FIN 46 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003 was deferred until the end of the first interim or annual period ending after March 15, 2004.

         Based on the Company's preliminary assessment of the impact of this interpretation, management does not believe any of the Company's currently unconsolidated variable interest entities are required to be included in its consolidated financial statements. Management does, however, believe that a subsidiary trust which issued mandatory redeemable preferred securities will need to be de-consolidated in 2004 under this interpretation. This will have no impact on the Company's consolidated debt as the intercompany debt to the subsidiary trust will become third party debt upon de-consolidation.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made: (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133; (2) in connection with the other FASB projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard did not impact the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability, many of which had been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. This statement does not impact the financial instruments issued by the Company prior to May 31, 2003 and there have been no issuances of financial instruments by the Company since that date.

         In December 2003, the FASB issued SFAS No. 132R "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS No. 132R requires the following disclosures: (1) the dates on which plan's assets and obligations are measured, (2) reporting entities must segregate data on the market values of plan assets into broad asset categories, (3) a narrative description of the investment policy of plan assets, (4) a narrative description for the basis for the development of the expected long-term rate of return of plan assets, (5) expected contributions to be made to the plan on a cash basis over the next fiscal year and (6) expected benefit payments for each of the next ten fiscal years. These changes are effective for fiscal years ending after December 15, 2003, with the exception of (1) expected benefit payments and (2) foreign plans which are delayed until fiscal years ending after June 15, 2004. SFAS No. 132R requires disclosure of two items in quarterly interim reports. These requirements are the net benefit cost and contribution made during the fiscal year. The Company adopted the disclosure requirements of this standard, including the foreign plans.

         On January 12, 2004, the FASB issued FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003." The FSP permits employers that sponsor postretirement benefit plans that provide prescription drug benefits to retirees to make a one-time election to defer accounting for any effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the "Act"). Without the FSP, plan sponsors would be required under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," to account for the effects of the Act in the fiscal period that includes December 8, 2003, the date President Bush signed the Act into law. If deferral is elected, the deferral must remain in effect until the earlier of (a) the issuance of guidance by the FASB on how to account for the federal subsidy to be provided to plan sponsors under the Act or (b) the remeasurement of plan assets and obligations subsequent to January 31, 2004. In accordance with the FSP, the Company has not reflected the impact of the Act on any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes. Specific authoritative guidance on the accounting for the federal subsidy is pending, and that guidance, when issued, could require the Company to change previously reported information. The Company is currently assessing the impact of the Act and whether its postretirement plan should be amended in consideration of the new legislation.

4. Research and Development

         For the years 2003, 2002, and 2001, approximately $6,200, $10,300 and $12,300, respectively, were spent on Company-sponsored research activities. During the same periods, approximately $10,200, $18,100, and $39,200, respectively, were spent on customer-sponsored research activities.

5. Accounts and Notes Receivable

         The following table shows the components of trade accounts and notes receivable:

                                                December 26,    December 27,
                                                    2003          2002
                                                  --------      --------
From long-term contracts:
 Amounts billed due within one year               $332,135      $410,214
                                                  --------      --------
Retention:
 Billed:
  Estimated to be due in:
  2003                                                  --        58,042
  2004                                              30,502        25,481
  2005                                              21,338         4,978
  2006                                                 656            --
                                                  --------      --------
  Total billed                                      52,496        88,501
                                                  --------      --------
 Unbilled:
  Estimated to be due in:
  2003                                                  --        97,997
  2004                                              79,937             4
  2005                                                 669            --
  2006                                                  --            --
  2007                                               2,699            --
                                                  --------      --------
  Total unbilled                                    83,305        98,001
                                                  --------      --------
  Total retentions                                 135,801       186,502
                                                  --------      --------
  Total receivables from long-term contracts       467,936       596,716
 Other trade accounts and notes receivable          20,480        19,387
                                                  --------      --------
                                                   488,416       616,103
 Less allowance for doubtful accounts               37,406        73,048
                                                  --------      --------
  Accounts receivable, net                        $451,010      $543,055
                                                  ========      ========

         In the third quarter of 2002, the Company entered into a receivables securitization facility that matures on August 15, 2005 and is secured by a portion of the Company's domestic trade receivables. The facility operates through the use of a wholly owned, special purpose subsidiary, Foster Wheeler Funding II LLC ("FW Funding") as described below. FW Funding is included in the consolidated financial statements of the Company.

         FW Funding entered a Purchase, Sale and Contribution Agreement ("PSCA") with six of the Company's wholly owned domestic subsidiaries. Pursuant to the PSCA, FW Funding is obligated to purchase eligible trade receivables, as defined in the PSCA, from these companies and these companies are obligated to contribute as capital their ineligible trade accounts receivable as defined in the PSCA. FW Funding also entered into a Loan and Security Agreement with Foothill Capital Corporation and Ableco Finance Corporation LLC. Under this agreement, FW Funding has the ability to borrow up to a maximum of $40,000 using eligible trade accounts receivable as security. FW Funding pays 10% interest on all outstanding borrowings. In addition, FW Funding pays a monthly unused line fee equal to 0.5% per annum of the maximum available amount less the average daily amount of borrowings during the preceding month. The facility is subject to covenant compliance. The financial covenants commenced at the end of the first quarter of 2003 and include a senior leverage ratio and a minimum EBITDA level. Noncompliance with the financial covenants allows the lender to terminate the arrangement and accelerate any amounts then outstanding.

         No amounts were outstanding under this facility as of December 26, 2003 or December 27, 2002. FW Funding may increase or decrease, at its discretion, its use of the facility on a weekly basis subject to the availability of sufficient eligible trade accounts receivable and the facility's maximum amount of $40,000. As of December 26, 2003, FW Funding held $94,200 of trade accounts receivable, net of allowances, which are included in the consolidated statement of financial position and had approximately $11,900 of availability under the facility.

6. Contracts in Process and Inventories

         The following table shows the elements included in contracts in process as related to long-term contracts:

                                                      2003          2002
                                                    --------      --------
Contracts in Process
Costs plus accrued profits less earned
  revenues on contracts currently in process        $238,645      $336,074
Less progress payments                                72,142        65,582
                                                    --------      --------
  Net                                               $166,503      $270,492
                                                    ========      ========
         Costs of inventories are shown below:

                                                      2003          2002
                                                    --------      --------
Inventories
Materials and supplies                              $  5,098      $  9,102

Finished goods                                         1,692           230
                                                    --------      --------
  Total                                             $  6,790      $  9,332
                                                    ========      ========

7. Land, Buildings and Equipment

         Land, buildings and equipment are stated at cost and are set forth below:

                                            2003          2002
                                          --------      --------
          Land and land improvements      $ 24,057      $ 23,806

          Buildings                        142,608       151,462
          Equipment                        450,941       590,295
          Construction in progress           5,123         4,117
                                          --------      --------
            Total                         $622,729      $769,680
                                          ========      ========

         Depreciation expense for the years 2003, 2002, and 2001 was $31,214, $54,492, and $44,348, respectively.

8. Pensions and Other Postretirement Benefits

         Pension Benefits -- Domestic and certain foreign subsidiaries of the Company have several pension plans covering substantially all full-time employees. Under the plans, retirement benefits are primarily a function of both years of service and level of compensation; the domestic plans are noncontributory. Effective January 1, 1999, a cash balance program was established for the domestic plan. The pension benefit under the previous formulas remain the same for current employees if so elected, however, new employees are offered only the cash balance program. The cash balance plan resembles a savings account. Amounts are credited based on age and a percentage of earnings. At termination or retirement, the employee receives the balance in the account in a lump-sum. Under the cash balance program, future increases in employee earnings will not apply to prior service costs. It is the Company's policy to fund the plans on a current basis to the extent deductible under existing Federal tax regulations. Such contributions, when made, are intended to provide not only for benefits attributed to service to date, but also those expected to be earned in the future. The Company also has a non-qualified, unfunded supplemental executive retirement plan ("SERP") which covers certain employees. The Company froze the SERP and, in April 2003, issued letters of credit totaling $2,250 to certain employees to support its obligations under the SERP. In the third quarter of 2003, cash payments of approximately $500 were made to select SERP participants.

         On April 10, 2003, the Board of Directors approved changes to the Company's domestic employee benefits program, including the pension, postretirement medical, and 401(k) plans. The changes were made following an independent review of the Company's domestic employee benefits which assessed the Company's benefit program against that of the marketplace and its competitors.

         The principal changes consist of the following: the domestic pension plan was frozen as of May 31, 2003, which means participants will not be able to increase the amount earned under the terms of the plan; the postretirement medical plan was frozen and will be available on a subsidized premium basis only to currently active employees who reached the age of 40 on May 31, 2003; and the 401(k) plan was enhanced to increase the level of employer matching contribution. The net effect of these changes is expected to positively impact the financial condition of the Company through reduced costs and reduced cash outflow in future years.

         Through the year ended December 26, 2003, the Company recognized a cumulative minimum liability in its financial statements for both domestic and foreign underfunded plans in the amount of $311,746 resulting in a cumulative pretax charge to Other Comprehensive Loss. This represents a reduction in the minimum liability of $58,903 from the prior year, including the impact of foreign currency translation. The minimum pension liability will change from year to year as a result of revisions to actuarial assumptions, experience gains or losses and settlement rate changes.

         Domestic subsidiaries of the Company have a 401(k) plan for salaried employees. For the year 2003, the Company contributed a 100% match of the first 3% and a 50% match of the next 3% of base pay of employee contributions, subject to the annual IRS limit, which amounted to a cost of $4,066. For the years 2002 and 2001, the Company contributed a 50% match of the first 6% of base pay of employee contributions, subject to the annual IRS limit which amounted to a cost of $5,507 and $5,008, respectively.

         Other Benefits -- In addition to providing pension benefits, some of the Company's domestic subsidiaries provide certain health care and life insurance benefits for retired employees. Employees may become eligible for these benefits if they qualify for and commence normal or early retirement pension benefits as defined in the pension plan while working for the Company. Benefits are provided through insurance companies. Additionally, some of the Company's domestic subsidiaries also have a plan which provides coverage for an employee's beneficiary upon the death of the employee.

         The following chart contains the disclosures for pension and other benefits for the years 2003, 2002 and 2001.

                                                             Pension Benefits                       Other Benefits
                                                       -------------------------------       -------------------------------
                                                           2003              2002                2003               2002
                                                       ------------       ------------       ------------       ------------
Projected Benefit Obligation (PBO)
    PBO at beginning of period                         $    820,173       $    641,100       $    133,392       $    118,959
    Service cost                                             20,776             29,044                741              2,785
    Interest cost                                            46,861             40,874              9,205              8,255
    Plan participants contributions                           7,147              5,690                 --                 --
    Plan amendments                                           1,961              3,091            (55,201)            (8,510)
    Actuarial loss                                           31,508            106,005             21,277             23,035
    Benefits paid                                           (48,818)           (37,120)           (11,910)            (8,733)
    Curtailments                                            (35,719)                --             (2,598)                --
    Special termination benefits/other                       (3,683)            (8,514)                --             (2,399)
    Foreign currency exchange rate changes                   54,691             40,003                 --                 --
                                                       ------------       ------------       ------------       ------------
    PBO at end of period                               $    894,897       $    820,173       $     94,906       $    133,392
                                                       ============       ============       ============       ============
Plan Assets
    Fair value of plan assets beginning of period      $    487,304       $    521,195       $         --       $         --
    Actual return on plan assets                             90,179            (62,743)                --                 --
    Employer contributions                                   44,988             41,917             11,910              8,733
    Plan participants contributions                           7,147              5,690                 --                 --
    Benefits paid                                           (48,818)           (37,120)           (11,910)            (8,733)
    Other                                                     2,136             (9,819)                --                 --
    Foreign currency exchange rate changes                   39,766             28,184                 --                 --
                                                       ------------       ------------       ------------       ------------
    Fair value of plan assets at end of period         $    622,702       $    487,304       $         --       $         --
                                                       ============       ============       ============       ============
Funded Status
    Funded status                                      $   (272,195)      $   (332,869)      $    (94,906)      $   (133,392)
    Unrecognized net actuarial loss/(gain)                  377,046            436,100             47,614            (14,846)
    Unrecognized prior service cost                           9,732             12,507            (62,453)            31,308
    Adjustment for the minimum liability                   (311,746)          (370,649)                --                 --
                                                       ------------       ------------       ------------       ------------
    Accrued benefit cost                               $   (197,163)      $   (254,911)      $   (109,745)      $   (116,930)
                                                       ============       ============       ============       ============

                                                          Pension Benefits                            Other Benefits
                                          -----------------------------------------       -----------------------------------------
                                             2003           2002          2001               2003            2002           2001
                                          ---------       ---------       ---------       ---------       ---------       ---------
Net Periodic Benefit Cost
  Service cost                            $  20,776       $  29,044       $  27,248       $     741       $   2,785       $     996
  Interest cost                              46,861          40,874          37,856           9,205           8,255           7,227
  Expected return on plan assets            (38,836)        (42,700)        (51,819)             --              --              --
  Amortization of transition asset               71              63              56              --              --              --
  Amortization of prior service cost          1,643           1,810           1,692          (1,485)         (2,853)         (2,206)
  Other                                      32,106          15,453           5,020          (3,340)         (5,013)          4,396
                                          ---------       ---------       ---------       ---------       ---------       ---------
  SFAS No.87 net periodic pension cost       62,621          44,544          20,053           5,121           3,174          10,413
  SFAS No.88 cost*                            1,108           1,908           1,900              --              --              --
                                          ---------       ---------       ---------       ---------       ---------       ---------
  Total net periodic pension cost         $  63,729       $  46,452       $  21,953       $   5,121       $   3,174       $  10,413
                                          =========       =========       =========       =========       =========       =========
Weighted-Average Assumptions-Net
 Periodic Benefit Cost
  Discount Rate                                 5.7%            6.3%            6.4%          6.625%           7.40%           7.75%
  Long-term rate of return                      7.9%            8.2%            9.3%
  Salary scale                                  3.3%            4.0%            4.2%

Weighted-Average Assumptions-
 Benefit Obligations
   Discount Rate                                5.6%            6.0%                            6.0%          6.625%
   Salary scale                                 3.4%            3.9%

         *Under the provision of SFAS No. 88 "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," charges were recorded for a provision for the impact of freezing of the domestic pension plans in 2003, a provision for the mothballing of a domestic manufacturing facility of $900, a provision for employee terminations as part of the workforce reduction of $100, and a provision for the retirement of the Company's Vice President of Human Resources of approximately $900 in 2002; a provision for the retirement of the Company's Chief Executive Officer resulted in a charge of $1,900 in 2001.

Health care cost trend:
2003                                          8.5%
Decline to 2010                               5.0%

         Assumed health care cost trend rates have a significant effect on the amounts reported for the other benefit plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                        1-Percentage      1-Percentage
                                                                       Point Increase    Point Decrease
                                                                       --------------    --------------
Effect on total of service and interest cost components                     $  569           $  (495)
Effect on accumulated postretirement benefit obligations                    $5,207            $(4,587)

Plan measurement date

         The measurement date for all of the Company's defined benefit plans is December 31 of each year for both plan assets and obligations.

Accumulated benefit obligation

         The accumulated benefit obligations (ABO) for the Company's plans totaled approximately $812,000 and $738,000 at year end 2003 and 2002, respectively. As previously discussed, the Company has recorded a net cumulative charge to other comprehensive loss for the years 2000 through 2003 due to the
(ABO) exceeding the fair value of plan assets.

Investment policy

         Each of the Company's plans is governed by a written investment policy.

         The investment policy of the U.K. plan is designed to improve the ongoing funding level of the plan while gradually, over time, changing the mix of investment allocation between equities and bonds to more fully match the liabilities of the plan. The bond and equity allocations range from 40% bonds and 60% equities to 50% bonds and 50% equities, depending on the funding level.

         The investment policy of the U.S. plans allocates assets in accordance with the policy guidelines. The asset mix target for the plans is 70% equities and 30% fixed income securities. The investment policy is currently undergoing a review by the Company to ensure investment strategy is aligned with plan liabilities, considering the changes to the domestic benefits program made in 2003.

         The investment policy of the Canadian plans uses a balanced approach and allocates investments in pooled funds in accordance with the policy's asset mix guidelines. These guidelines identify target, maximum and minimum allocations by asset class. The target allocation is 45% bonds, 50% equities and 5% cash. The minimum and maximum allocations are: 42.5% to 57.5% equities; 40% to 50% bonds; and 2.5% to 7.5% cash.

Long-term rate of return assumptions

         The expected long-term rate of return on plan assets is developed using a weighted-average methodology, blending the expected returns on each class of investment in the plans' portfolio. The expected returns by asset class are developed considering both past performance and future considerations. The long-term rate of return is reviewed annually by the Company for its funded plans and adjusted, if required. The weighted average expected long-term rate of return on plan assets has declined from 9.3% to 7.9% over the past three years.

                                                   2003           2002
                                               -------------   ------------
Plan Asset Allocation

U.K. Plans
----------
U.K. equities                                      38%             39%
Non-U.K. equities                                  25%             24%
U.K. fixed income securities                       32%             34%
Non-U.K. fixed income securities                    0%              0%
Other                                               5%              3%
                                               -------------   ------------
  Total                                            100%           100%
                                               =============   ============

U.S. Plans
----------
U.S. equities                                      44%             39%
Non-U.S. equities                                  24%             19%
U.S. fixed income securities                       20%             25%
Non-U.S. fixed income securities                    1%              1%
Other                                              11%             16%
                                               -------------   ------------
  Total                                            100%           100%
                                               =============   ============

Canadian Plans
--------------
Canadian equities                                  23%             24%
Non-Canadian equities                              26%             25%
Canadian fixed income securities                   44%             45%
Non-Canadian fixed income securities                0%              0%
Other                                               7%              6%
                                               -------------   ------------
  Total                                            100%           100%
                                               =============   ============

Contributions

         The Company expects to contribute a total of approximately $64,700 to its foreign and domestic pension plans in 2004.

Estimated future benefit payments

         The following benefit payments, which reflect expected future service, are expected to be paid on the domestic defined benefit plans.

                                                 Pension             Other
                                                Benefits            Benefits
                                                --------            --------
              2004                               $22,200             $7,900
              2005                                20,600              7,900
              2006                                20,700              8,000
              2007                                20,800              8,000
              2008                                21,200              8,000
              2009-2013                          109,900             38,000

9. Bank Loans

         The approximate weighted-average interest rates on borrowings outstanding (primarily foreign) at the end of 2003 and 2002 were 4.91% and 4.38%, respectively.

         Unused lines of credit for short-term bank borrowings aggregated $8,255 at year-end 2003, all of which were available outside the United States and Canada in various currencies at interest rates consistent with market conditions in the respective countries.

         Interest costs incurred (including dividends on preferred security) in 2003, 2002, and 2001 were $95,720, $84,296, and $85,184, respectively, of which
$307, $1,368, and $718, respectively, were capitalized.

10. Corporate and Other Debt and Notes Payable to Affiliate

         Corporate Debt -- The Company has $200,000 Senior Notes in the public market, which bear interest at a fixed rate of 6.75% per annum, payable semiannually, and mature November 15, 2005. The Senior Notes were issued under an indenture between the Company and BNY Midwest Trust Company. The Senior Notes are not redeemable prior to maturity and are not subject to any sinking fund requirements.

         As a result of the reorganization on May 25, 2001, Foster Wheeler LLC, as successor to Foster Wheeler Corporation, became obligor for the Senior Notes due November 15, 2005. In connection with the Company's finalizing the Senior Credit Facility, Foster Wheeler Ltd. and the following 100% owned companies issued guarantees in favor of the holders of the Senior Notes: Equipment Consultants, Inc., Foster Wheeler Holdings Ltd. (formerly known as Foreign Holdings Ltd.), Foster Wheeler Asia Limited, Foster Wheeler Capital & Finance Corporation, Foster Wheeler Constructors, Inc., Foster Wheeler Development Corporation, Foster Wheeler Energy Corporation, Foster Wheeler Energy Manufacturing, Inc., Foster Wheeler Energy Services, Inc., Foster Wheeler Enviresponse, Inc., Foster Wheeler Environmental Corporation, Foster Wheeler Facilities Management, Inc., Foster Wheeler Inc., Foster Wheeler International Corporation, Foster Wheeler International Holdings, Inc., Foster Wheeler North America Corp. (formerly known as "Foster Wheeler Power Group, Inc."), Foster Wheeler Power Systems, Inc., Foster Wheeler Pyropower, Inc., Foster Wheeler Real Estate Development Corporation, Foster Wheeler Realty Services, Inc., Foster Wheeler USA Corporation, Foster Wheeler Virgin Islands, Inc., Foster Wheeler Zack, Inc., FW Mortshal, Inc., FW Technologies Holding LLC, HFM International, Inc., Process Consultants, Inc., Pyropower Operating Services Company, Inc., and Perryville III Trust. Each of the guarantees is full and unconditional and joint and several. The Company and each of the subsidiary guarantors are 100% owned, directly or indirectly, by Foster Wheeler Ltd.

         Holders of the Company's Senior Notes due November 15, 2005 have a security interest in the stock and debt of certain of the Company's subsidiaries and on facilities owned by the Company or its subsidiaries that exceed 1% of consolidated net tangible assets, in each case to the extent such stock, debt and facilities secure obligations under the revolving portion of the Senior Credit Facility. As permitted by Indenture, the Term Loan and the obligations under the letter of credit facility (collectively approximating $164,900 at December 26, 2003) have priority to the Senior Notes in these assets while the security interest of the Senior Notes ranks equally and ratably with $69,000 of revolving credit borrowings under the Senior Credit Facility.

         In August 2002, the Company finalized a Senior Credit Facility with its lender group. This facility included a $71,000 term loan, a $69,000 revolving credit facility, and a $149,900 letter of credit facility which expires on April 30, 2005. The Senior Credit facility is secured by the assets of the domestic subsidiaries, the stock of the domestic subsidiaries, and in connection with Amendment No. 3 discussed below, 100% of the stock of the first-tier foreign subsidiaries. The Senior Credit Facility has no required repayments prior to maturity on April 30, 2005. The agreement requires prepayments from proceeds of assets sales, the issuance of debt or equity, and from excess cash flow. The Company retained the first $77,000 of such amounts and also retains a 50% share of the balance. With the Company's sale of the Foster Wheeler Environmental Corporation net assets on March 7, 2003, and an interest in a corporate office building on March 31, 2003, the $77,000 threshold was exceeded. Accordingly, principal prepayments of $11,800 were made on the term loan during 2003.

         The term loan and revolving loans bear interest at the Company's option of (a) LIBOR plus 6.00% or (b) the Base Rate plus 5.00%. The "Base Rate" means the higher of (i) the Bank of America prime rate or (ii) the Federal Funds rate plus 0.5%.

         Amendment No. 1 to the Senior Credit Facility, obtained on November 8, 2002, provides covenant relief of up to $180,000 of gross pretax charges recorded by the Company in the third quarter of 2002. The amendment further provides that up to an additional $63,000 pretax charges related to specific contingencies may be excluded from the covenant calculation, if incurred, through December 31, 2003.

         Amendment No. 2 to the Senior Credit Facility, entered into on March 24, 2003, modifies (i) certain definitions of financial measures utilized in the calculation of the financial covenants and (ii) the Minimum EBITDA, and Senior Debt Ratio, as specified in section 6.01 of the Credit Agreement. In connection with this amendment of the Credit Agreement, the Company made a prepayment of principal in the aggregate amount of $10,000 in March 2003.

         Amendment No. 3 to the Senior Credit Facility, entered into on July 14, 2003, modified certain affirmative and negative covenants to permit the exchange offers described elsewhere in this report, other internal restructuring transactions as well as transfers, cancellations and setoffs of certain intercompany obligations. In connection with this amendment to the Senior Credit Facility, the Company agreed to pay on March 31, 2004 a fee equal to 5% of the lenders' credit exposure on March 31, 2004 if the Company has not made a prepayment of principal under the Senior Credit Facility of $100,000 on or before March 31, 2004. The Company expects the gross amount of this fee, if required, will be approximately $14,000, which has been accrued and included in the Company's liquidity forecast for 2004.

         As of December 26, 2003, $128,163 was borrowed under the Senior Credit Facility. This amount appears on the Consolidated Statement of Financial Position under the caption "Corporate and Other Debt." As of December 26, 2003, $105,777 of standby letters of credit was outstanding.

         Corporate and other debt consisted of the following:

                                                              2003        2002
                                                            --------   ---------
Senior Credit Facility (average interest rate 7.16%)        $128,163   $ 140,000
Senior Notes at 6.75% due November 15, 2005                  200,000     200,000
Other                                                          5,637       6,707
                                                            --------   ---------
                                                             333,800     346,707
Less:  Current portion                                            71       5,005
                                                            --------   ---------
                                                            $333,729   $ 341,702
                                                            ========   =========

Principal payments are payable in annual installments of:
2004                                                        $     --
2005                                                         333,039
2006                                                             647
2007                                                              43
                                                            --------
                                                            $333,729
                                                            ========

Notes Payable to Affiliate and Guarantee of Convertible Subordinated Notes -- In May and June 2001, Foster Wheeler Ltd. issued convertible subordinated notes having an aggregate principal amount of $210,000. The notes are due in 2007 and bear interest at 6.50% per annum, payable semi-annually on June 1 and December 1 of each year, commencing December 2001. The proceeds of these securities were loaned to the Company and are included in the caption "Notes payable to affiliate" on the accompanying consolidated financial statements. Debt issuance costs are amortized over the term of the notes and are a component of interest expense. Interest expense was $14,927 and $14,917 for 2003 and 2002, respectively. The Company has issued a guarantee in favor of the holders of the convertible subordinated notes.

         For the years ended December 26, 2003 and December 27, 2002, the Company recorded $14,927 and $14,917, respectively of intercompany interest expense on this note payable. This interest expense is included in the caption interest expense on the accompanying consolidated statement of operations and comprehensive loss. Of these amounts, $1,138 and $1,138 as of December 26, 2003 and December 27, 2002, respectively, were unpaid and included in accrued expenses on the accompanying consolidated statement of financial position.

11. Derivative Financial Instruments

         The Company operates on a worldwide basis. The Company's activities expose it to risks related to the effect of changes in foreign-currency exchange rates. The Company maintains a foreign-currency risk-management strategy that uses derivative instruments to protect it from unanticipated fluctuations in cash flows that may arise from volatility in currency exchange rates. The Company utilizes foreign exchange contracts solely for hedging purposes, whether or not they qualify for hedge accounting under SFAS No. 133. At December 26, 2003 and December 27, 2002, the Company did not meet the requirements for deferral under SFAS No. 133 and recorded in the years ended December 26, 2003 and December 27, 2002 $5,160 pretax ($3,400 after tax) net loss and $8,470 pretax ($5,500 after tax) net gains on derivative instruments, respectively, which were recorded as reductions in cost of operating revenues on the consolidated statement of operations and comprehensive loss. The Company is exposed to credit loss in the event of non-performance by the counterparties. All of these counterparties are significant financial institutions that are primarily rated "A" or better by Standard & Poor's or "A2" or better by Moody's. As of December 26, 2003, approximately $67,100 was owed to the Company by counterparties and $17,800 was owed by the Company to counterparties. A $3,834 net of tax gain was recorded in other comprehensive loss as of December 28, 2001. This amount was reclassified to earnings in 2002 as the Company no longer qualified for deferral under SFAS No. 133.

         The maximum term over which the Company is hedging exposure to the variability of cash flows is 12 months.

12. Subordinated Robbins Facility Exit Funding Obligations

         Foster Wheeler's subordinated obligations entered into in connection with the restructuring of debt incurred to finance construction of a waste-to-energy facility in the Village of Robbins, Illinois (the "Exit Funding Agreement") are limited to funding:

1999C Bonds at 7 1/4% interest, due October 15, 2009
  of $12,130 and October 15, 2024 of $77,155                      $  89,285
1999D Accretion Bonds at 7% Interest, due October 15, 2009           23,994
                                                                  ---------
  Total                                                           $ 113,279
                                                                  =========

         1999C Bonds -- The 1999C Bonds are subject to mandatory sinking fund reduction prior to maturity at a redemption price equal to 100% of the principal amount thereof, plus accrued interest to the redemption date by application by the Trustee of funds on deposit to the credit of the 1999C Sinking Fund Installment Subaccount on October 15 in the years and in the principal amounts as follows:


1999C BONDS
Year              Due 2009     Due 2024        Total
----              --------     --------        -----
2004                $1,690                    $1,690
2005                 1,810                     1,810
2006                 1,940                     1,940
2007                 2,080                     2,080
2008                 2,225                     2,225
2009                 2,385                     2,385
2023                            $37,230       37,230
2024                             39,925       39,925
                  --------    ---------    --------
  Total            $12,130      $77,155      $89,285
                 =========    =========    =========

         1999D Bonds -- The 1999D Accretion Bonds were originally issued for $18,000. The total amount due on October 15, 2009 is $35,817.

13. Mandatorily Redeemable Preferred Securities

         On January 13, 1999, FW Preferred Capital Trust I, a Delaware business trust which is a 100% owned finance subsidiary of the Company, issued $175,000 in Preferred Trust Securities. The Preferred Trust Securities are fully and unconditionally guaranteed by the Company and Foster Wheeler Ltd. These Preferred Trust Securities are entitled to receive cumulative cash distributions at an annual rate of 9.0%. Distributions are paid quarterly in arrears on April 15, July 15, October 15, and January 15 of each year. Such distributions may be deferred for periods up to five years during which time additional interest accrues at 9.0%. In accordance with this provision, the Company has deferred all quarterly distributions beginning with the distribution due on January 15, 2002. Such deferred interest totals $38,021. The maturity date is January 15, 2029. Foster Wheeler can redeem these Preferred Trust Securities on or after January 15, 2004.

14. Special-Purpose Project Debt

         Special-purpose project debt represents debt incurred to finance the construction of cogeneration facilities or waste-to-energy projects. The notes and/or bonds are collateralized by certain assets of each project. The Company's obligations with respect to this debt are limited to guaranteeing the operating performance of the projects.

                                                                                               2003             2002
                                                                                           --------         --------
Note  payable, interest varies based on one of several money market rates
    (2003-year-end rate 1.985%), due semiannually through July  30, 2006                   $ 21,887(1)      $ 27,907
Senior Secured Notes, interest 11.443%, due annually April 15, 2004 through 2015             37,782(2)        40,077
Solid Waste Disposal and Resource Recovery System Revenue Bonds, interest 7.125% to
    7.5%, due annually December 1, 2004 through 2010                                         77,508(3)        88,920
Resource Recovery Revenue Bonds, interest 7.9% to 10%, due annually December 15, 2003
    through 2012                                                                                 --           48,936(4)
                                                                                           --------         --------
                                                                                            137,177          205,840
Less: Current portion                                                                        17,896           24,227
                                                                                           --------         --------
  Total                                                                                    $119,281         $181,613
                                                                                           ========         ========

--------
(1) The note payable for $21,887 represents a loan under a bank credit facility to a limited partnership whose general partner is a special-purpose subsidiary.
(2) The Senior Secured Notes of $37,782 were issued for a total amount of $42,500. The notes are collateralized by certain revenues and assets of a special-purpose subsidiary which is the indirect owner of the project.
(3) The Solid Waste Disposal and Resource Recovery System Revenue Bonds totaling $77,508 were issued for a total amount of $133,500. The bonds are collateralized by a pledge of certain revenues and assets of the project, but not the plant (see Note 20).
(4) The Resource Recovery Revenue Bonds were issued for a total amount of $86,780. The bonds are collateralized by a pledge of certain revenues and assets of the project. This facility was sold in 2003 along with the debt obligation.

         Principal payments are payable in annual installments as follows:

2005                                           $ 19,215
2006                                             20,422
2007                                             12,972
2008                                             13,792
2009                                             14,588
Thereafter                                       38,292
                                              ---------
  Total                                        $119,281
                                              =========

15. Guarantees and Warranties

         The Company has provided indemnifications to third parties relating to businesses and/or assets the Company previously owned. Such indemnifications relate primarily to potential environmental and tax exposures for activities conducted by the Company prior to the sale.

                                     Maximum Potential      Carrying Amount of
                                        Payment                Liability
                                      ---------------       ---------------
Environmental indemnifications           No limit                $5,300
Tax indemnifications                     No limit                $    0

         The Company provides for make good/warranty reserves on certain of its long-term contracts. Generally, these reserves are accrued over the life of the contract so that a sufficient balance is maintained to cover the exposures at the conclusion of the contract.

Balance as of December 28, 2001                   $ 52,700
Accruals                                            45,600
Settlements                                         (8,600)
Adjustments to provisions                           (7,800)
                                                  --------

Balance as of December 27, 2002                     81,900
Accruals                                            72,800
Settlements                                        (13,800)
Adjustments to provisions                           (9,300)
                                                  --------
Balance as of December 26, 2003                   $131,600
                                                  ========

16. Equity Interests

         The Company owns a non-controlling equity interest in three energy projects and one waste-to-energy project; three of which are located in Italy and one in Chile. Two of the projects in Italy are each 42% owned while the third is 49% owned by the Company. The project in Chile is 85% owned by the Company; however, the Company does not have a controlling financial interest in the Chilean project. Following is summarized financial information for the Company's equity affiliates combined, as well as the Company's interest in the affiliates.

                                                          December 26, 2003          December 27, 2002
                                                         -------------------        -------------------
                                                         Italian     Chilean        Italian     Chilean
                                                         Projects    Project        Projects    Project
                                                         --------    -------        --------    -------
Balance Sheet Data :
Current assets                                           $ 95,977    $ 23,891       $ 80,966    $ 22,352
Other assets (primarily buildings and equipment)          409,267     185,315        344,993     218,990
Current liabilities                                        32,735      17,188         20,665      14,748
Other liabilities (primarily long-term debt)              385,047     121,362        344,148     152,949
Net assets                                                 87,462      70,656         61,146      73,645

                                                 December 26, 2003          December 27, 2002           December 28, 2001
                                                --------------------       -------------------     ---------------------------------
                                                Italian     Chilean        Italian     Chilean      Italian     Chilean    Venezuela
                                                Project     Project        Project     Project      Project     Project    Project
                                                -------     -------        -------     -------      -------     -------    ---------
Income Statement Data for twelve months:
Total revenues                                 $ 219,818    $ 39,114      $ 171,565    $ 38,425    $ 159,845   $ 40,546     $ 4,428
Gross earnings                                    56,699      20,739         43,133      20,777       44,457     21,764       2,902
Income before income taxes                        38,405      10,712         31,358      10,087       21,618     10,467       2,684
Net earnings                                      23,144       8,891         17,648       8,372       11,955      8,689       2,582

         As of December 26, 2003, the Company's share of the net earnings and investment in the equity affiliates totaled $17,142 and $98,651, respectively. Dividends of $7,997 were received during the year 2003. The Company has guaranteed certain performance obligations of such projects. The Company's average contingent obligations under such guarantees are approximately $2,700 per year for the four projects. The Company has provided a $10,000 debt service reserve letter of credit providing liquidity should the performance of the Chilean project be insufficient to cover the debt service payments. No amounts have been drawn under the letter of credit.

         The undistributed retained earnings of the Company's equity investees amounted to approximately $28,765 and $20,143 at December 26, 2003 and December 27, 2002, respectively.

17. Income Taxes

         The components of loss before income taxes for the years 2003, 2002 and 2001 were taxed under the following jurisdictions:

                                           2003          2002            2001
                                           ----          ----            ----
Domestic                                $(155,538)    $(506,639)     $ (244,809)
Foreign                                    46,011        (3,710)         32,012
                                        ---------     ---------      ----------
  Total                                 $(109,527)    $(510,349)     $ (212,797)
                                        =========     =========      ==========

         The provision for income taxes on those earnings was as follows:

                                            2003          2002            2001
                                            ----          ----            ----
Current tax expense:
  Domestic                               $ 14,939      $  5,931         $ 5,486
  Foreign                                  31,887        10,978          22,604
                                         --------      --------       ---------
  Total current                            46,826        16,909          28,090
                                         --------      --------       ---------
Deferred tax (benefit)/expense:
  Domestic                                    (84)           --         102,147
  Foreign                                     684        (2,252)         (6,783)
                                         --------      --------       ---------
  Total deferred                              600        (2,252)         95,364
                                         --------      --------       ---------
Total provision for income taxes         $ 47,426      $ 14,657       $ 123,454
                                         ========      ========       =========

         Deferred tax assets (liabilities) consist of the following:

                                                                                2003             2002            2001
                                                                                ----             ----            ----
Difference between book and tax depreciaion                                  $ (13,654)        $ (35,002)     $ (34,369)
Pensions                                                                        46,160            61,279         (7,584)
Capital lease transactions                                                         263            (7,376)        (8,612)
Revenue recognition                                                             12,192             7,210         (5,999)
Other                                                                               -                 -            (192)
                                                                             ---------          --------        -------
Gross deferred tax assets (liabilities)                                         44,961            26,111        (56,756)
                                                                             ---------          --------        -------
Current taxability of estimated costs to complete long-term contracts           19,039            14,278          4,297
Income currently taxable deferred for financial reporting                        1,706             4,175          5,307
Expenses not currently deductible for tax purposes                             200,084           129,917        122,983
Investment tax credit carryforwards                                             20,538            30,893         30,893
Postretirement benefits other than pensions                                     62,369            67,113         47,242
Asbestos claims                                                                 40,328             6,200          7,000
Minimum tax credits                                                             17,917            10,883         11,073
Foreign tax credits                                                             28,178             9,579          6,485
Net operating loss carryforwards                                                99,076           178,067         15,332
Effect of write-downs and restructuring reserves                                11,234            40,873         63,680
Other                                                                           30,020            15,621         19,871
Valuation allowance                                                           (502,444)         (444,427)      (268,851)
                                                                             ---------          --------        -------
                                                                                28,045            63,172         65,312
                                                                             ---------          --------        -------
Net deferred tax assets                                                      $  73,006          $ 89,283        $ 8,556
                                                                             =========          ========        =======

         The domestic investment tax credit carryforwards, if not used, will expire in the years 2004 through 2008. Foreign tax credit carryforwards are recognized based on their potential utilization and, if not used, will expire in the years 2004 through 2008. As reflected above, the Company has recorded various deferred tax assets. Realization is dependent on generating sufficient taxable income prior to the expiration of the various credits. Management believes that it is more likely than not that the remaining net deferred tax assets (after consideration of the valuation allowance) will be realized through future earnings and/or tax planning strategies. The amount of the deferred tax assets considered realizable, however, could change in the near future if estimates of future taxable income during the carryforward period are changed. In 2003 and 2002, the valuation allowance increased by $58,017 and $175,576, respectively. Such increase is required under SFAS No. 109, "Accounting for Income Taxes," when there is an evidence of losses from operations in the three most recent fiscal years. For statutory purposes, the majority of deferred tax assets for which a valuation allowance is provided do not begin expiring until 2020 and beyond, based on the current tax laws.

         If the Company completes the exchange offer as discussed in Note 2, it will be subject to substantial limitations on the use of pre-change losses and credits to offset U.S. federal taxable income in any post-change year. Since a valuation allowance has already been reflected to offset these losses and credits, this limitation will not result in a significant write-off by the Company.

         The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings before income taxes, as a result of the following:

                                                                          2003          2002          2001
                                                                        ------        ------        ------
Tax benefit at U.S. statutory rate                                       (35.0)%       (35.0)%       (35.0)%

State income taxes, net of Federal income tax benefit                      6.8           0.4           1.9

Increase in valuation allowance                                           52.9          34.4          86.2
Difference in estimated income taxes on foreign income and losses,
    net of previously provided amounts                                    15.1           2.0           2.2

Deferred charge                                                            1.7            .4            .9
Other
                                                                           1.8            .7           1.7
                                                                        ------        ------        ------
                                                                          43.3%          2.9%         57.9%
                                                                        ======        ======        ======

18. Operating Leases

         The Company and certain of its subsidiaries are obligated under other operating lease agreements primarily for office space. Rental expense for these leases total $26,700 in 2003, $32,000 in 2002, and $29,800 in 2001. Future
minimum rental commitments on non-cancelable leases are as follows:

                  Fiscal year:
                  2004                                $ 25,100
                  2005                                  22,800
                  2006                                  19,400
                  2007                                  17,200
                  2008                                  15,700
                  Thereafter                           159,500
                                                      --------
                                                      $259,700
                                                      =========

         The Company entered into sale/leaseback transactions for an office building in Spain in 2000 and an office building in the U.K. in 1999. In connection with these transactions, the Company recorded deferred gains which are being amortized to income over the term of the respective leases. The amortization was $3,622, $3,197 and $3,080, for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively. As of December 27, 2003 and December 27, 2002, the balance of the deferred gains was $74,151 and $69,540, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheet. The year-over-year increase in the deferred gain balance was primarily due to a change in foreign currency translation rates.

19. Capital Leases

         During 2002, the Company entered into sale-leaseback transactions for office buildings in both Finland and the United States. The transactions qualified as capital leases. Assets under capital leases are summarized as follows:

                                        2003         2002
                                     -------      -------
Buildings and improvements           $38,522      $35,755
Less accumulated amortization          1,276          342
                                     -------      -------
Net assets under capital leases      $37,246      $35,413
                                     =======      =======

         The following are the minimum lease payments to be made in each of the years indicated for the capital leases in effect as of December 26, 2003:

Fiscal year:
2004                                                                 $  6,830
2005                                                                    6,797
2006                                                                    7,246
2007                                                                    6,973
2008                                                                    7,449
Thereafter                                                            131,435
Less: Interest                                                       (103,035)
                                                                    ---------
Net minimum lease payments under capital leases                        63,695
Less:  current portion of net minimum lease payments                    1,322
                                                                    ---------
Long-term net minimum lease payments                                 $ 62,373
                                                                    =========

20. Litigation and Uncertainties

         In the ordinary course of business, the Company and its subsidiaries enter into contracts providing for assessment of damages for nonperformance or delays in completion. Suits and claims have been or may be brought against the Company by customers alleging deficiencies in either equipment or plant construction and seeking resulting alleged damages. Based on its knowledge of the facts and circumstances relating to the Company's liabilities, if any, and to its insurance coverage, management of the Company believes that the disposition of such suits will not result in material charges against assets or earnings materially in excess of amounts previously provided in the accounts.

         Some of the Company's U.S. subsidiaries, along with many other companies, are codefendants in numerous asbestos-related lawsuits and out-of-court informal claims pending in the United States. Plaintiffs claim damages for personal injury alleged to have arisen from exposure to or use of asbestos in connection with work allegedly performed by the Company's subsidiaries during the 1970s and prior. A summary of claim activity for the three years ended December 26, 2003 is as follows:

                                                        Number of Claims
                                                -------------------------------------

                                                    2003            2002           2001
                                                --------        --------       --------
Balance, beginning of year                       139,800         110,700         92,100

New claims                                        48,260          45,200         54,700

Claims resolved                                  (17,200)        (16,100)       (36,100)
                                                --------        --------       --------
Balance, end of year                             170,860*        139,800        110,700
                                                ========        ========       ========

*Includes approximately 24,500 claims on inactive court dockets

         The amount spent on asbestos litigation defense and case resolution, substantially all of which was reimbursed or will be reimbursed from insurance coverage, was $66,000 in 2003, $57,200 in 2002, and $66,900 in 2001.

         The overall average combined indemnity and defense cost per closed claim since 1993 was approximately $1.8. In view of the many uncertainties associated with asbestos bodily injury claims, the Company believes that the average cost may increase in the future.

         The Company has recorded assets of $555,400 relating to probable insurance recoveries of which approximately $60,000 is recorded in accounts and notes receivables, and $495,400 is recorded as long-term. The asset is an estimate of recoveries from insurers based upon assumptions relating to cost allocation and resolution of pending proceedings with certain insurers, as well as recoveries under settlements with other insurers. The total liability recorded is comprised of an estimated liability relating to open (outstanding) claims of approximately $372,200 and an estimated liability relating to future unasserted claims of approximately $214,000. Of the total, $60,000 is recorded in accrued expenses and $526,200 is recorded in asbestos-related liability on the consolidated statement of financial position. These estimates are based upon the following information and/or assumptions: number of open claims; forecasted number of future claims; estimated average cost per claim by disease type; and the breakdown of known and future claims into disease type. The total estimated liability includes both the estimate of forecasted indemnity amounts and forecasted defense expenses. Total estimated defense costs and indemnity payments are expected to be incurred over the next fifteen years during which period new claims are expected to decline from year to year. Recently received claims also suggest that the percentage of claims to be closed without payment of indemnity costs should increase as claims are resolved during the next few years. The Company believes that it is likely that there will be new claims filed after 2018, but in light of uncertainties inherent in long-term forecasts, the Company does not believe that it can reasonably estimate defense and/or indemnity costs which might be incurred after 2018. Nonetheless, the Company plans to update its forecasts periodically to take into consideration its future experience and other considerations such as legislation to continuously update its estimate of future costs and expected insurance recoveries. Historically, defense costs have represented approximately 24% of total costs. Through December 26, 2003, total indemnity costs paid, prior to insurance recoveries, were approximately $354,000 and total defense costs paid were approximately $109,000.

         The Company recorded charges related to increases in the valuation allowance for insurance claims receivable of $68,100, $26,200 and $0 for the years ended 2003, 2002 and 2001, respectively. These charges were recorded in other deductions in the consolidated statement of operations. The 2003 non-cash asbestos charge was due to the Company receiving a somewhat larger number of claims in 2003 than had been expected, which resulted in an increase in the projected liability related to asbestos. In addition, the size of the Company's insurance assets was reduced due to the insolvency of a significant carrier in 2003. The 2002 charge was recorded due to allocation of future costs to an insurer who became insolvent.

         As of December 26, 2003, $257,700 was contested by the subsidiaries' insurers in ongoing litigation. The litigation relates to the proper allocation of the coverage liability among the subsidiaries various insurers and the subsidiaries as self-insurers. The Company believes that any amounts that its subsidiaries might be allocated as self-insurer would be immaterial. Based on the nature of the litigation and opinions received from outside counsel, the Company also believes that the possibility of not recovering the full amount of the asset is remote.

         In July 2003, several subsidiaries of the Company and Liberty Mutual Insurance Company, one of their insurers, entered into a settlement and release agreement that resolves the coverage litigation between the subsidiaries and Liberty Mutual in both state courts in New York and New Jersey. The agreement provides for a buy-back of insurance policies and the settlement of all disputes between the subsidiaries and Liberty Mutual with respect to asbestos-related claims. The agreement requires Liberty Mutual to make payments over a nineteen-year period, subject to annual caps, which payments decline over time, into a special account, established to pay the subsidiaries' indemnity and defense costs for asbestos claims. These payments, however, would not be available to fund the subsidiaries' required contributions to any national settlement trust that may be established by future federal legislation. The subsidiaries received in July an initial payment under the agreement of approximately $6,000, which was used to pay asbestos-related defense and indemnity costs.

         In September 2003, the Company's subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and certain London Market and North River Insurers. This agreement provides for cash payment of $5,900, which has been received by the subsidiaries, and additional amounts which have been deposited in a trust for use by the subsidiaries for defense and indemnity of asbestos claims.

         In January 2004, the Company's subsidiaries entered into a settlement and release agreement that resolves coverage litigation between them and Hartford Accident and Indemnity Company and certain of its affiliates. This agreement provides for cash payment of $5,000, which has been received by the subsidiaries, an additional amount which has been deposited in a trust for use by the subsidiaries and a further amount to be deposited in that trust in 2005.

         The pending litigation and negotiations with other insurers is continuing.

         The Company's management after consultation with counsel, has considered the ongoing proceedings with insurers and the financial viability and legal obligations of its insurers, and believes that except for those insurers that have become or may become insolvent, the insurers or their guarantors will continue to adequately fund claims and defense costs relating to asbestos litigation. It should be noted that the estimate of the assets and liabilities related to asbestos claims and recovery is subject to a number of uncertainties that may result in significant changes in the current estimates. Among these are uncertainties as to the ultimate number of claims filed, the amounts of claim costs, the impact of bankruptcies of other companies with asbestos claims, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case, as well as potential legislative changes. Increases in the number of claims filed or costs to resolve those claims will cause the Company to increase further the estimates of the costs associated with asbestos claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

         A subsidiary of the Company in the United Kingdom has also received a limited number of claims alleging personal injury arising from exposure to asbestos. None of these claims have resulted in material costs to the Company.

         A San Francisco, California jury returned a verdict on March 26, 2002 finding Foster Wheeler Corporation liable for $10,600 in the case of Todak vs. Foster Wheeler Corporation. The case was brought against Foster Wheeler Corporation, the U.S. Navy, and several other companies by a 59-year-old man suffering from mesothelioma which allegedly resulted from exposure to asbestos. The case has been amicably resolved by the parties and the appeal of the verdict has been dismissed. The terms of the settlement are confidential. The Company's financial obligation was covered by insurance.

         On April 3, 2002 the United States District Court for the Northern District of Texas entered an amended final judgment in the matter of Koch Engineering Company et al vs. Glitsch, Inc. et al. Glitsch, Inc. (now known as Tray, Inc.) is an indirect subsidiary of the Company. This lawsuit claimed damages for patent infringement and trade secret misappropriations and has been pending for over 18 years. A judgment was entered in this case on November 29, 1999 awarding plaintiffs compensatory and punitive damages plus prejudgment interest in an amount yet to be calculated. This amended final judgment in the amount of $54,283 included such interest for the period beginning in 1983 when the lawsuit was filed through entry of judgment. Post-judgment interest accrued at a rate of 5.471 percent per annum from November 29, 1999. The management of Tray, Inc. believes that the Court's decision contained numerous factual and legal errors subject to reversal on appeal. Tray, Inc. filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. On April 1, 2003, Tray, Inc. filed for bankruptcy. In the third quarter of 2003, the parties amicably resolved the cases. Management assessed the liability associated with the legal proceeding and determined that the previously recorded provision in the financial statements for this liability was adequate to address the terms of the settlement.

         The Company has a long-term contract with a government agency that is to be completed in four phases. The first phase was for the design, permitting and licensing of a spent fuel facility. This phase was completed for a price of $66,700. The first phase of this project was profitable, but the close out of this phase resulted in increased costs. An $11,900 charge was recorded in 2003 and the remaining cash outlay of $4,000 will be expended in 2004. The Company is in the process of submitting requests for equitable adjustment related to this contract and at December 26, 2003 and December 27, 2002, the Company's financial statements reflect anticipated collection of $0 and $9,000, respectively, from these requests for equitable adjustment.

         The second phase is billed on a cost plus fee basis and is expected to conclude in June 2004. In this phase, the Company must respond to any questions regarding the initial design included in phase one. Phase three, which is for the construction, start-up and testing of the facility for a fixed price of $114,000, subject to escalation, is scheduled to commence in 2004. This phase will begin with the purchase of long lead items followed in 2005 by the construction activities. Construction is expected to last two years and requires that a subsidiary of the Company fund the construction cost. Foster Wheeler USA Corporation, the parent company of Foster Wheeler Environmental Corporation, provided a performance guarantee on the project. In addition, a surety bond for the full contract price is required. The cost of the facility is expected to be recovered in the first nine months of operations under phase four, during which a subsidiary of the Company will operate the facility at fixed rates, subject to escalation, for approximately four years. The Company and the government agency are interested in restructuring the contract and have commenced discussions about the possible restructuring or withdrawal from the contract. If the project were to proceed, the Company intends to seek third party financing to fund the majority of the construction costs, but there can be no assurance that the Company will secure such financing on acceptable terms, or at all. There also can be no assurance that the Company will be able to obtain the required surety bond. If the Company cannot obtain third party financing or the required surety bond, the Company's participation would be uncertain; this could have a material adverse effect on the Company's financial condition, results of operations, and cash flow.

         In 1997, the United States Supreme Court effectively invalidated New Jersey's long-standing municipal solid waste flow rules and regulations. The immediate effect was to eliminate the guaranteed supply of municipal solid waste to the Camden County Waste-to-Energy Project (the "Project") with its corresponding tipping fee revenue. As a result, tipping fees have been reduced to market rate in order to provide a steady supply of fuel to the Project. Those market-based revenues have not been, and are not expected to be, sufficient to service the debt on outstanding bonds which were issued to construct the Project and to acquire a landfill for Camden County's use.

         The Company's project subsidiary, Camden County Energy Recovery Associates, LP ("CCERA"), has filed suit against the involved parties, including the State of New Jersey, seeking among other things to void the applicable contracts and agreements governing the Project. (Camden County Energy Recovery Assoc. v. N.J. Department of Environmental Protection, et al., Superior Court of New Jersey, Mercer County, L-268-98). Since 1999, the State of New Jersey has provided subsidies sufficient to ensure the payment of each of the Project's debt service payments as it became due. In January 2002, the State of New Jersey enacted legislation providing a mechanism for state-supported refinancing of bond debt on solid waste facilities located within the state. The legislation expired on December 31, 2002, without any refinancing having been accomplished. Press reports indicate that it is unlikely that any state-supported refinancing will occur in the near future, but those same reports include statements by state officials that the State will continue to ensure that debt service payments are made when due.

         Under U.S. Federal statutes, such as the Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Water Act, the Clean Air Act, and similar state and local laws, the current owner or operator of real property and the past owners or operators of real property (if disposal or release took place during such past ownership or operation) may be jointly and severally liable for the costs of removal or remediation of toxic or hazardous substances on or under their property, regardless of whether such materials were released in violation of law or whether the owner or operator knew of, or was responsible for, the presence of such substances, and are subject to additional liabilities if they do not comply with applicable laws regulating such hazardous substances. In either case, such liabilities can be substantial. Moreover, under CERCLA and similar state laws, persons who arrange for the disposal or treatment of hazardous or toxic substances may also be jointly and severally liable for the costs of the removal or mediation of such substances at a disposal or treatment site, whether or not such site was owned or operated by such person ("off-site facility"). Liability at such off-site facilities is typically allocated among all of the viable responsible parties based on such factors as the relative amount of waste contributed to a site, toxicity of such waste, relationship of the waste contributed by a party to the remedy chosen for the site, and other factors.

         The Company currently owns and operates industrial facilities and has also transferred its interests in industrial facilities that it formerly owned or operated. It is likely that as a result of its current or former operations, such facilities have been impacted by hazardous substances. The Company is not aware of any conditions at its currently owned facilities in the United States that it expects will cause the Company to incur material costs which have not been accrued.

         The Company also may receive claims, pursuant to indemnity obligations from owners of recently sold facilities that may require the Company to incur costs for investigation and/or remediation. Based on the available information, the Company does not believe that such costs will be material. No assurance can be provided that the Company will not discover environmental conditions at its currently owned or operated properties, or that additional claims will not be made with respect to formerly owned properties, requiring the Company to incur material expenditures to investigate and/or remediate such conditions.

         The Company had been notified that it was a potentially responsible party ("PRP") under CERCLA or similar state laws at three off-site facilities, excluding sites as to which the Company has resolved its liability. At each of these sites, the Company's liability should be substantially less than the total site remediation costs because the percentage of waste attributable to the Company compared to that attributable to all other PRPs is low. The Company does not believe that its share of cleanup obligations at any of the off-site facilities as to which it has received a notice of potential liability will exceed $500 in the aggregate.

         The Company's project claims have increased as a result of the increase in lump-sum contracts between the years 1992 and 2000. Project claims are claims brought by the Company against project owners for costs exceeding the contract price or amounts not included in the original contract price. These claims typically arise from changes in the initial scope of work or from owner-caused delays. These claims are often subject to lengthy arbitration or litigation proceedings. The costs associated with these changes or owner-caused delays include additional direct costs, such as labor and material costs associated with the performance of the additional works, as well as indirect costs that may arise due to delays in the completion of the project, such as increased labor costs resulting from changes in labor markets. The Company has used significant additional working capital in projects with cost overruns pending the resolution of the relevant project claims. The Company cannot assure that project claims will not continue in the future.

         The Company established a provision for the balance of outstanding commercial claims as of December 27, 2002 to bring the net book value of such claims to $0. At that time, the Company revised its estimates of claim revenues to reflect recent adverse recovery experience due to management's desire to monetize claims, and the poor economic conditions impacting the markets served by the Company. The Company continues to pursue these claims, but there can be no assurance that it will recover the full amount of the claims, or anything at all.

         The Company also faces a number of counterclaims brought against it by certain project owners in connection with several of the project claims described above. If the Company were found liable for any of these counterclaims, it would have to incur write-downs and charges against earnings to the extent a reserve is not established. Failure to recover amounts under these claims and charges related to counterclaims could have a material adverse impact on the Company's liquidity and financial condition.

         The ultimate legal and financial liability of the Company in respect to all claims, lawsuits and proceedings cannot be estimated with certainty. As additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to gain contingencies and accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters as these are subject to change as events evolve and as additional information becomes available during the administration and litigation process. Increases in the number of claims filed or costs to resolve those claims will cause the Company to increase further the estimates of the costs associated with such claims and could have a material adverse effect on the business, financial condition, results of operations, and cash flows.

21. Financial Instruments and Risk Management

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate values:

         Cash and Short-term Investments -- All investments are considered available for sale and the carrying amount approximates fair value because of the short-term maturity of these instruments.

         Long-term Debt -- The fair value of the Company's long-term debt (including current installments) is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

         Foreign Currency Contracts -- The fair values of these financial instruments (used for hedging purposes) are estimated by obtaining quotes from brokers. The Company is exposed to market risks from fluctuations in foreign exchange rates. Financial instruments are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes. The Company is exposed to credit loss in the event of nonperformance by the counterparties. All of these financial instruments are with significant financial institutions that are primarily rated "A" or better by Standard & Poor's or "A2" or better by Moody's (see Notes 3 and 11).

         Carrying Amounts and Fair Values -- The estimated fair values of the Company's financial instruments are as follows:

                                              December 26,                       December 27,
                                                 2003                               2002
                                      -----------------------------      ----------------------------
                                         Carrying                        Carrying
                                         Amount          Fair Value       Amount           Fair Value
                                         ------          ----------       ------           ----------

Nonderivatives:
Cash and short-term investments      $   377,485       $   377,485       $   344,576       $   344,576

Restricted Cash                           52,685            52,685            84,793            84,793

Long-term debt                        (1,032,951)         (591,080)       (1,109,788)         (569,985)

Derivatives:
Foreign currency contracts                 3,310             3,310             8,470             8,470

         In the ordinary course of business, the Company is contingently liable for performance under standby letters of credit, bank guarantees and surety bonds totaling $609,000 and $1,182,394 as of December 26, 2003 and December 27, 2002, respectively. These balances include the standby letters of credit issued under the Senior Credit Facility discussed in Note 10. In the Company's past experience, no material claims have been made against these financial instruments. Management of the Company does not expect any material losses to result from these off-balance-sheet instruments and, therefore, is of the opinion that the fair value of these instruments is zero.

         As of December 26, 2003, the Company had $84,922 of foreign currency contracts outstanding. These foreign currency contracts mature in 2004. The contracts have been established by various international subsidiaries to sell a variety of currencies, and receive their respective functional currencies or other currencies for which they have payment obligations to third parties.

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with financial institutions and limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across different business and geographic areas. As of December 26, 2003 and December 27, 2002, the Company had no significant concentrations of credit risk. The Company had issued a third-party financial guarantee totaling $2,750 at year-end 2003 and $2,750 at year-end 2002 with respect to a partnership interest in a commercial real estate project.

22. Business Segments -- Data

         The business of the Company and its subsidiaries falls within two business groups. THE ENGINEERING AND CONSTRUCTION GROUP ("E & C") designs, engineers and constructs petroleum, chemical, petrochemical and alternative-fuels facilities and related infrastructure, including power generation and distribution facilities, production terminals, pollution control equipment, water treatment facilities and process plants for the production of fine chemicals, pharmaceuticals, dyestuffs, fragrances, flavors, food additives and vitamins. Also, the E & C Group provides a broad range of environmental remediation services, together with related technical, design, and regulatory services, however, the domestic environmental remediation business was sold in 2003. THE ENERGY GROUP designs, manufactures and erects steam generating and auxiliary equipment for power stations and industrial markets worldwide. Steam generating equipment includes a full range of fluidized-bed and conventional boilers firing coal, oil, gas, biomass and other municipal solid waste, waste wood and low-Btu gases. Auxiliary equipment includes feedwater heaters, steam condensers, heat-recovery equipment and low-NOx burners. Site services related to these products encompass plant erection, maintenance engineering, plant upgrading and life extension and plant repowering. The Energy Group also provides research analysis and experimental work in fluid dynamics, heat transfer, combustion and fuel technology, materials engineering and solids mechanics. In addition, the Energy Group also builds, owns and operates cogeneration, independent power production and resource recovery facilities, as well as facilities for the process and petrochemical industries.

         The Company conducts its business on a global basis. The E & C Group accounted for the largest portion of the Company's operating revenues and operating income over the last ten years. In 2003, the E & C Group accounted for approximately 62% of the operating revenues. The geographic dispersion of these operating revenues was as follows: 12% North America, 11% Asia, 58% Europe, 6% Middle East, and 13% other. The Energy Group accounted for 38% of the operating revenues of the Company. The geographic dispersion of these operating revenues was as follows: 42% North America, 43% Europe, 6% Asia, 8% Middle East, and 1% South America.

         Management uses several financial metrics to measure the performance of the Company's business segments. EBITDA, as discussed and defined below, is the primary earnings measure used by the Company's chief decision makers. Previously, gross margin, which is equal to operating revenues less cost of operating revenues, was considered the primary financial measure. Segment information for 2002 and 2001 has been restated to conform to the current presentations.

         EBITDA is a supplemental, non-GAAP financial measure. EBITDA is defined as earnings/(loss) before taxes (before goodwill charge), interest expense, depreciation and amortization. The Company has presented EBITDA because it believes it is an important supplemental measure of operating performance. EBITDA, adjusted for certain unusual and infrequent items specifically excluded in the terms of the Senior Credit Facility, is also used as a measure for certain covenants under the Senior Credit Facility. The Company believes that the line item on its consolidated statement of earnings entitled "net earnings/(loss)" is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings/(loss) as an indicator of operating performance. EBITDA, as the Company calculates it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of the Company's ability to fund its cash needs. As EBITDA excludes certain financial information compared with net earnings/(loss), the most directly comparable GAAP financial measure, users of this financial information should consider the type of events and transactions which are excluded. A reconciliation of EBITDA, a non-GAAP financial measure, to net earnings/(loss) a GAAP measure, is shown on the next page.

         Export revenues account for 4.5% of operating revenues. No single customer represented 10% or more of operating revenues for 2003, 2002, or 2001.

         Identifiable assets by group are those assets that are directly related to and support the operations of each group. Corporate assets are principally cash, investments and real estate.

         Summary financial information concerning the Company's reportable segments is shown in the following table:

                                                                   Engineering                                  Corporate
                                                                        and              Energy                and Financial
                                                        Total      Construction           Group                 Services (1)
                                                        -----      ------------           -----                 ------------
           2003
Third party revenue                                  $ 3,801,308    $ 2,342,660         $ 1,450,162            $     8,486
Intercompany revenue                                          --         10,733               4,315                (15,048)
                                                     -----------    -----------         -----------            -----------
Total revenue                                        $ 3,801,308    $ 2,353,393         $ 1,454,477            $    (6,562)
                                                     ===========    ===========         ===========            ===========
EBITDA                                                    21,460    $    60,655         $   140,394            $  (179,589)
Less: Interest expense (2)(3)                             95,413          3,201              17,453                 74,759 (3)
Less: Depreciation and amortization                       35,574         10,133 (4)(5)       21,713 (4)(5)           3,728
                                                     -----------    -----------         -----------            -----------
(Loss)/earnings before income taxes                     (109,527)        47,321             101,228               (258,076)(5)
Tax provision/(benefits)                                  47,426         15,906              43,403                (11,883)
                                                     -----------    -----------         -----------            -----------
Net (loss)/earnings                                  $  (156,953)   $    31,415         $    57,825            $  (246,193)
                                                     ===========    ===========         ===========            ===========
Identifiable assets                                  $ 2,507,015    $ 1,030,737         $ 1,229,270            $   247,008
Capital expenditures                                 $    12,870    $     5,688         $     6,582            $       600

           2002
Third party revenue                                  $ 3,574,537    $ 2,014,678         $ 1,544,706            $    15,153
Intercompany revenue                                          --         12,853              32,068                (44,921)
                                                     -----------    -----------         -----------            ------------
Total revenue                                        $ 3,574,537    $ 2,027,531         $ 1,576,774            $   (29,768)
                                                     ===========    ===========         ===========            ===========
EBITDA                                               $  (219,096)   $   (41,438)        $   (31,148)           $  (146,510)
Less: Interest expense (2)(3)                             82,928           (415)             21,621                 61,722 (3)
Less: Depreciation and amortization                       57,825         15,490 (9)          37,622 (9)              4,713
                                                     -----------    -----------         -----------            -----------
Loss before income taxes and cumulative effect of a
  change in accounting principle for goodwill           (359,849)       (56,513)(6)(8)      (90,391)(6)(7)(8)     (212,945)(6)(7)(8)
Tax provision/(benefits)                                  14,657        (11,485)            (62,859)                89,001
                                                     -----------    -----------         -----------            -----------
Net loss prior to cumulative effect of a change in
  accounting principle for goodwill                     (374,506)       (45,028)            (27,532)              (301,946)
Cumulative effect on prior years of a change in
  accounting principle for goodwill                     (150,500)       (48,700)           (101,800)                    --
                                                     -----------    -----------         -----------            ------------
Net loss                                             $  (525,006)   $   (93,728)        $  (129,332)           $  (301,946)
                                                     ===========    ===========         ===========            ===========
Identifiable assets                                  $ 2,842,658    $ 1,100,401         $ 1,431,211            $   311,046
Capital expenditures                                 $    53,395    $     9,907         $     9,317            $    34,171

           2001
Third party revenue                                  $ 3,392,474    $ 1,931,523         $ 1,439,153            $    21,798
Intercompany revenue                                          --         12,495              29,691                (42,186)
                                                     -----------    -----------         -----------            ------------
Total revenue                                        $ 3,392,474    $ 1,944,018         $ 1,468,844            $   (20,388)
                                                     ===========    ===========         ===========            ===========
EBITDA                                               $   (72,581)   $    32,661         $   (27,223)           $   (78,019)
Less: Interest expense (2)(3)                             84,466           (179)             26,493                 58,152 (3)
Less: Depreciation and amortization                       55,750         17,721              34,470                  3,559
                                                     -----------    -----------         -----------            ------------
(Loss)/earnings before income taxes                     (212,797)        15,119 (10)        (88,186)(10)(11)      (139,730)(10)(11)
Tax provision/(benefits)                                 123,395         10,982             (27,430)               139,843 (12)
                                                     -----------    -----------         -----------            ------------
Net (loss)/earnings                                  $  (336,192)   $     4,137         $   (60,756)           $  (279,573)
                                                     ===========    ===========         ===========            ===========
Identifiable assets                                  $ 3,326,005    $ 1,289,207         $ 1,758,399            $   278,399
Capital expenditures                                 $    33,998    $    11,494         $    15,463            $     7,041

(1) Includes general corporate income and expense, the Company's captive insurance operation and eliminations.

(2) Includes intercompany interest charged by Corporate and Financial Services to the business groups on outstanding borrowings.

(3) Includes dividends on Preferred Security of $18,130 in 2003, $16,610 in 2002, and $15,750 in 2001.

(4) Includes in 2003, revaluation of contract estimates and revisions of contract claims of $30,800; Engineering and Construction Group (E & C) $33,900 and Energy Group (Energy) $(3,100).

(5) Includes in 2003, a gain on the sale of Environmental in E & C of $16,700 and an impairment on the anticipated sale of domestic corporate office building in the Corporate and Financial Services (C & F) of $15,100. Includes gain on sale of waste-to-energy plant of $4,300 in Energy, and provision for asbestos claims of $68,100 in C & F in 2003, $58,700 of performance intervention activities, debt restructuring efforts, accrual for legal settlement, severance costs, increased pension and post retirement costs; $8,900 in E & C, $2,800 in Energy, and $47,000 in C & F.

(6) Includes in 2002, revaluation of contract estimates and provisions for uncollectible receivables of $216,700 ($210,800 after-tax): Engineering and Construction Group (E & C) $121,650, Energy Group (Energy) $86,450 and Corporate and Financial Services (C & F) $8,600; and a provision for mothballing a domestic manufacturing facility of $18,700 for Energy.

(7) Includes in 2002, anticipated loss on sale of assets of $54,500 in Energy and provisions for asbestos claim of $26,200 in C & F.

(8) Includes in 2002, $79,300 ($79,000 net of tax) performance intervention activities, debt restructuring efforts, accrual for legal settlements, severance costs and increased pension, postretirement cost: $6,500 in E & C, $12,700 in Energy, and $60,100 in C & F.

(9) Excluded cumulative effect in 2002, goodwill change in accounting principle of $48,700 in E & C and $101,800 in Energy.

(10) Includes in 2001, contract write-downs of $160,600 ($104,400 after-tax):
     Engineering and Construction Group $51,700, Energy Group $103,900, and Corporate and Financial Services $5,000.

(11) Includes in 2001, loss on sale of cogeneration plants in Energy Group of $40,300 ($27,900 after-tax), increased pension and postretirement benefit cost in Corporate and Financial Services of $9,100 ($6,000 after-tax), provision for domestic plant impairment of $6,100 ($4,000 after-tax), severance of $4,700 ($3,100 after-tax), cancellation of company owned life insurance of $20,000 ($13,000 after-tax) and legal settlements and other provisions of $13,500 ($8,800 after-tax).

(12) Includes in 2001, a valuation allowance for deferred tax assets of $194,600 on Corporate and Financial Services.

                                                                         2003              2002              2001
                                                                     -----------       -----------       -----------
Equity earnings in unconsolidated subsidiaries were as follows:
Engineering and Construction Group                                   $     9,738       $     7,334       $     4,432
Energy Group                                                               7,404             6,672             8,404
                                                                     -----------       -----------       -----------
Total                                                                $    17,142       $    14,006       $    12,836
                                                                     ===========       ===========       ===========
Geographic Concentration
Revenues:
United States                                                        $   996,831       $ 1,544,827       $ 1,673,457
Europe                                                                 2,741,413         1,923,211         1,669,409
Canada                                                                    69,626           136,267           126,851
Corporate and Financial Services, including eliminations                  (6,562)          (29,768)          (77,243)
                                                                     -----------       -----------       -----------
Total                                                                $ 3,801,308       $ 3,574,537       $ 3,392,474
                                                                     ===========       ===========       ===========
Long-lived assets:
United States                                                        $   258,261       $   345,934       $   534,345
Europe                                                                   215,101           195,359           174,058
Canada                                                                     1,255             1,537             1,958
Corporate and Financial Services, including eliminations                  56,338            76,394            47,894
                                                                     -----------       -----------       -----------
Total                                                                $   530,955       $   619,224       $   758,255
                                                                     ===========       ===========       ===========

         Revenues and long-lived assets are based on the country in which the contracting subsidiary is located.

Operating revenues by industry segment for the three years ending December 2003 were as follows:

                                      2003              2002              2001
                               -----------       -----------       -----------
Power                          $ 1,731,339       $ 1,647,135       $ 1,399,450
Oil and gas/refinery             1,254,052           922,267           807,367
Pharmaceutical                     300,507           404,825           485,786
Chemical                           204,738           156,606           177,777
Environmental                      124,724           353,981           337,248
Power production                   167,594           130,843           150,990
Eliminations and other             (59,139)          (96,480)          (43,304)
                               -----------       -----------       -----------
 Total Operating Revenues      $ 3,723,815       $ 3,519,177       $ 3,315,314
                               ===========       ===========       ===========

23.  Related Party Transactions

           Mr. Kenneth A. Hiltz served as Chief Financial Officer of Foster Wheeler Ltd. from April 7, 2003 until January 30, 2004 pursuant to an agreement between Foster Wheeler and AP Services, LLC, a subsidiary of AlixPartners to provide financial management and consulting services. Mr. Hiltz is also a principal with AlixPartners, LLC. Mr. Ryan J. Esko, an employee of AlixPartners, served as Treasurer of the Company from November 26, 2002 to January 30, 2004 pursuant to an agreement between Foster Wheeler and AP Services, LLC, a subsidiary of AlixPartners to also provide financial management services to the Company. The Company paid AlixPartners, LLC approximately $743 for Mr. Hiltz's services and $1,017 for Mr. Esko's services during 2003 based upon the agreement terms. An additional $8,613 was paid to AlixPartners for financial management and consulting services.

24.  Subsequent Events

         The Company entered into an agreement in the first quarter of 2004 to sell a domestic corporate office building for estimated net cash proceeds of $17,000, which approximates carrying value. The Company recorded an impairment loss of $15,100 on this building in the third quarter of 2003 in anticipation of a sale. The loss was recorded in other deductions on the consolidated statement of operations and comprehensive loss. The carrying value of the building is included in land, buildings, and equipment on the consolidated statement of financial position. The sale is expected to close in the second quarter of 2004. Under the terms of the Senior Credit Facility, 50% of the net proceeds of this transaction will be paid to the lenders.


25. Valuation and Qualifying Accounts

                                                                               2003
                                                    --------------------------------------------------------------
                                                                  Additions    Additions                  Balance
                                                     Balance at   Charged      Charged                     at the
                                                     Beginning    to Costs     to Other                   End of
Description                                          of Year     and Expenses  Accounts     Deductions    the Year
                                                     --------     -----------   --------     ----------   --------
Allowance for Insurance Claims Receivable             $37,877      $68,081          $  -        $8,989    $96,969
                                                    =========    =========     =========     =========   ========
Allowance for Doubtful Accounts(1)                    $73,048      $26,261        $1,457       $63,360    $37,406
                                                    =========    =========     =========     =========   ========

                                                                               2002
                                                    ----------------------------------------------------
                                                                  Additions    Additions                   Balance
                                                   Balance at      Charged      Charged                     at the
                                                    Beginning      to Costs     to Other                    End of
Description                                          of Year     and Expenses   Accounts     Deductions    the Year
                                                   ----------    ------------  --------      --------      --------
Allowance for Insurance Claims Receivable             $18,836      $26,200         $   -        $7,159      $37,877
                                                    =========    =========     =========     =========     ========
Allowance for Doubtful Accounts(3)                     $2,988      $19,608       $56,451        $5,999      $73,048
                                                    =========    =========     =========     =========     ========

                                                                               2001
                                                                    -------------------------------------------------
                                                                  Additions     Additions                   Balance
                                                    Balance at     Charged       Charged                     at the
                                                   Beginning of    to Costs      to Other                    End of
Description                                            Year      and Expenses    Accounts     Deductions     the Year
                                                    ----------   ------------    --------     ----------    --------
Allowance for Insurance Claims Receivable              $7,192      $      -      $11,300(2)     $  (344)    $18,836
                                                    =========      =========     =========     =========   ========
Allowance for Doubtful Accounts(1)                     $3,379      $   1,190     $     -        $ 1,581     $ 2,988
                                                    =========      =========     =========     =========   ========

1. Provisions for non-payments of customer balances are normally addressed within the overall profit calculation of the contracts and are not specifically covered by allowances for doubtful accounts. As a result the amount considered to be in the receivable qualifying account (allowance for doubtful accounts) does not represent the full allowance.
2.   Primarily due to additional recoveries from insurers.
3. For 2002, provisions for non-payments of customer balances have been reclassified to the allowance for doubtful accounts to conform to the current period presentation.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit No.         Exhibits
-----------         --------

31.1           Section 302 Certification of Raymond J. Milchovich

31.2           Section 302 Certification of Brian K. Ferraioli

32.1           Certification of Raymond J. Milchovich Pursuant to 18 U.S. C.
               Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2           Certification of Brian K. Ferraioli Pursuant to 18 U.S. C.
               Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Reports on Form 8-K

Report Date                Description
-----------                -----------

None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   FOSTER WHEELER LLC
                                                    (Registrant)



Date: May 14, 2004                                 /s/ RAYMOND J. MILCHOVICH
                                                   -------------------------
                                                   Raymond J. Milchovich
                                                   Manager, President and
                                                   Chief Executive Officer



Date: May 14, 2004                                 /s/ BRIAN K. FERRAIOLI
                                                   -----------------------
                                                   Brian K. Ferraioli
                                                   Vice President and Controller